Form 10KSB
period 1997-12-31
COMMERCIAL BANCORP INC /FL/
filed 1998-03-27
CIK 1024743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                          Commission File No. 333-19201

                          THE COMMERCIAL BANCORP, INC.
                 (Name of small business issuer in its charter)

       A Florida Corporation (IRS Employer Identification No. 59-3396236)
                                258 N. Nova Road
                           Ormond Beach, Florida 32174
                                 (904) 672-3003

                 Securities Registered Pursuant to Section 12(b)
                    of the Securities Exchange Act of 1934:

                                      NONE

                 Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the  fiscal  year  ended  December  31,  1997:  $ 114,344

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (338,176 shares) on February 28, 1998 was approximately $3,381,760. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the registrant at $10.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of February 28, 1998: 464,791 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


         1. Portions of the Annual Report to Shareholders for the Fiscal Year ended December 31, 1997.
                  (Part II)

         2. Portions of Proxy Statement for the 1998 Annual Meeting of Shareholders. (Part III)

                                TABLE OF CONTENTS

Consolidated--The Commercial Bancorp,  Inc. and Affiliates

         NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1997 Annual Report and 1998 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

  PART I                                                            Page Number
                                                                     -----------
  Item 1   Business.........................................................3
  Item 2   Properties.......................................................8
  Item 3   Legal Proceedings................................................9
  Item 4   Submission of Matters to a Vote of Security Holders -............9


  PART II
  Item 5  Market for Common Equity and Related Stockholder Matters..........9
  Item 6  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................6(1)
  Item 7  Financial Statements and Supplementary Data......................14(1)
  Item 8  Changes in and disagreements with Accountants on
          Accounting and Financial Disclosure..............................10


  PART III
  Item 9  Directors and Executive Officers of the Registrant:...............3(2)
  Item 10 Executive Compensation............................................5(2)
  Item 11 Security Ownership of Certain Beneficial Owners and Management....2(2)
  Item 12 Certain Relationships and Related Transactions....................5(2)
  Item 13 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.11

--------------------------------------------------------------

   (1) These items are incorporated by reference from the Company's 1997 Annual Report pursuant to instruction E 2. of Form 10-KSB.

   (2) The material required by Items 9 through 11 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E 3. of Form 10-KSB.

                                     PART I

ITEM 1. - BUSINESS

Description

General

The Commercial Bancorp, Inc. (the "Company") is a registered bank holding company under the federal Bank Holding Company Act of 1956, as amended, and owns 100% of the issued and outstanding common stock of The Commercial Bank of Volusia County, Ormond Beach, Florida (the "Bank"). The Company was incorporated under the laws of the State of Florida on August 15, 1996 to acquire 100 percent of the shares to be issued by the Bank during its organizational stage and to enhance the Bank's ability to serve its future customers' requirements for financial services. The Company provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

The Bank is a state-chartered commercial bank, which opened for business on October 14, 1997. The Bank offers a wide range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, the Bank provides such consumer services as U.S. Savings Bonds, travelers checks, safe deposit boxes, bank by mail services and direct deposit services.

Market Area

The primary service area for the Bank includes the city of Ormond Beach and Ormond by the Sea, along with portion of the city of Holly Hill. Competition among financial institutions in this area is intense. There are 20 commercial banking offices and 3 savings and loan offices within the primary service area of the Bank. Most of these offices are branches of or are, affiliated with major bank holding companies.

The Bank is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have over the years, engaged more and more in providing services which have historically been traditional banking services. Due to the growth of the Volusia County area in general and the Bank's primary service area in particular, it is anticipated that competition will increase because of new entrants to the market.

Investments

As of December 31, 1997, federal funds sold and comprised approximately 19.8% of the Company's assets. The Company enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds. Net loans comprised approximately 52.9% of the Company's assets at December 31, 1997.

Loan Portfolio

The Bank engages in a wide range of lending activities, including the originating and purchasing of commercial, consumer/installment and real estate loans.

Commercial lending is directed principally toward businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. The Bank's real estate loans consist of residential and commercial first and second mortgage loans.

The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

The Bank's general policy is not to accrue interest on loans delinquent over ninety days unless fully secured and in the process of collection. The policy is that the accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. The policy is that non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 1997, there were no loans where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The majority of the Company's loans are secured by real estate in Volusia County, Florida, where the Bank is located. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in this County.


Loan Loss Reserves

In considering the adequacy of the Company's allowance for loan losses, management has considered that as of December 31, 1997, 81.5% of outstanding loans are in the commercial loan category, including loans secured by commercial real estate. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, the majority of these commercial loans at December 31, 1997 were made on a secured basis, with collateral consisting primarily of real estate, accounts receivable, inventory, assignment of mortgages and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

The Company's consumer loan portfolio at December 31, 1997 consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. Management believes that the risk associated with these types of loans has been adequately provided for in the loan loss reserve.

Residential real estate mortgage loans constitute 11.4% of outstanding loans at December 31, 1997. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral.

The Company's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies and the Company's certified public accountants, the services of outside consultants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment the system implemented by the Company which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, past loss experience of the Company, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market.

The Company maintains the allowance for loan losses at a level sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Deposits

The Bank offers a wide range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

Correspondent Banking

The Bank purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

The Bank sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit of approximately $1,000,000. For the fiscal year ended December 31, 1997, the bank had not sold any loan participations.

Data Processing

The Bank has a data processing servicing agreement with Citrus & Chemical Bank, Bartow, Florida. This servicing agreement provides for the Bank to receive a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. The data processing servicing agreement provides for the Bank to pay a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Employees

The Bank currently employs 9 full time persons, including 5 officers, and no part time persons. The Bank will hire additional persons as needed.

Monetary Policies

The results of operations of the Company and the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Supervision and Regulation

The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board
Policy, the Company may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

As a state bank, the Bank is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. With respect to expansion, the Bank may establish branch offices anywhere within the State of Florida. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

Loans and extensions of credit by state banks are subject to legal lending limitations. Under state law, a state bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions.

Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1997, the Company's total risk-based capital and Tier 1 ratio were 92.7% and 88.4%, respectively. Both the Federal Reserve Board and the FDIC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDICIA required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company, to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:
                                  Total Risk -     Tier 1 Risk -     Tier 1
                                 Based Capital     Based Capital    Leverage
                                     Ratio             Ratio         Ratio
Well capitalized (1)                  10%                6%            5%
Adequately capitalized (1)             8%                4%            4%(2)
Undercapitalized (3)              less than 8%       less than 4%  less than 3%
Critically Undercapitalized            -                 -         less than 2%

(1)  An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

The Act also provided that banks must have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, and the FDIC, adopted a final Rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act to implement were designed to bolster and protect the deposit insurance fund.

As a state bank, the bank is subject to examination and review by the Department. The Bank submits to the Department quarterly reports of condition, as well as such additional reports as may be required by the state banking laws.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Company and any other bank holding company located in Florida would be able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. During its 1996 Legislative Session the Florida Legislature adopted Legislation which permits interstate branching by acquisition but not by de novo branching.

As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.


ITEM 2. - DESCRIPTION OF PROPERTY

     The Bank commenced business operations on October 14, 1997 in a leased shopping center unit located in the Trails Shopping Center in Ormond Beach, Florida. The Company's headquarters are also located in this facility. The facility is a 3,380 square foot unit consisting of a customer lobby, with 3 teller stations, customer lounge, 3 executive officers, operation area, and an employee lounge.

ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Bank is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company or the Bank.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None


                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     During the period covered by this report and to date, there has been no established public trading market for the Company's Common Stock.

     As of February 28, 1998, the approximate number of holders of record of the Company's Common Stock was 327.

     To date, the Company has not paid any dividends on its Common Stock. It is the present policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

     The Bank is restricted in its ability to pay dividends under Florida banking laws and by regulations of the Federal Deposit Insurance Corporation. Pursuant to Section 658.37, Florida Statutes, a state bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after charging off bad debts, depreciation, and other worthless assets. Payment of dividends out of net profits is further limited by Federal regulation which prohibits the payment of dividends if such payment would bring the Bank's capital below required levels.

     The Company commenced its initial public offering of common stock on April 28, 1997 which was the effective date of the Securities Act registration statement, File No. 333-19201, filed in connection therewith. The offering is a continuous offering made under Rule 415 whereby the Company offered up to 750,000 shares of common stock for an aggregate of $7,500,000. The minimum offering of 450,000 shares was completed on September 19, 1997 and a closing was held at that time which resulted in the Company obtaining $4,500,000 in total offering proceeds from the Escrow Agent. The offering was still open as of December 31, 1997 and an additional 14,791 shares were sold between September 20 and December 31, 1997 resulting in the Company obtaining $147,910 in additional offering proceeds from the Escrow Agent. As of December 31, 1997, the Company had sold a total of 464,791 shares of common stock at $10.00 per share for a total of $4,647,910 in offering proceeds.

     From the Effective Date of Registration to and including December 31, 1997 the Company had incurred $14,720 in expenses associated with the offering, issuance and distribution of the common stock sold through December 31, 1997. No such expenses were paid to directors, officers or 10% shareholders of the Company, or their affiliates. All such payments were made to others. After deducting the above expenses, the Company received $4,633,190 in net proceeds. Of this amount, the Company purchased 100% of the issued and outstanding shares of The Commercial Bank of Volusia County for $4,250,000 and retained $383,190 for working capital.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS & FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 12 of the 1997 Annual Report to Shareholders for the year ended December 31, 1997 filed as an Exhibit under Item 13 herein.


ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company hereby incorporates by reference the Report of the Independent Auditors and the Consolidated Financial Statements contained in the 1997 Annual Report to Shareholders for the year ended December 31, 1997 filed as an Exhibit under Item 13 herein.


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS - None


                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The  Company  hereby   incorporates  by  reference  the  sections  entitled
     "Election of Directors" and "Board of Directors Meeting" contained at pages 3 and 4 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 10. - EXECUTIVE COMPENSATION

     The  Company  hereby   incorporates  by  reference  the  section   entitled
     "Executive Compensation" contained at page 5 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

The Company hereby incorporates by reference the sections entitled "Election of Directors" and "Certain Shareholders" contained at page 2 of the Proxy Statement filed as an Exhibit under Item 13 herein.

(b)        Security Ownership of Management

The Company hereby incorporates by reference the section entitled "Election of Directors" contained at pages 2 through 3 of the Proxy Statement filed as an Exhibit under Item 13 herein.

(c)        Changes in Control

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company hereby incorporates by reference the section titled "Certain Relationships and Related Transactions" contained at page 5 through 6 of the Proxy Statement filed as an exhibit under Item 13 herein.


ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form -SB-2 under the Securities Act of 1933 for the Company, as effective with the Securities and Exchange Commission on December 7, 1995, Registration No. 33-98090 (referred to as "Registration Statement"). The exhibit numbers correspond to the exhibit numbers in the referenced documents.


Exhibit No.                          Description of Exhibit
-----------            -----------------------------------------

   *3.1 Amended and Restated Articles of Incorporation of the Company (Registration Statement)

   *3.2   By-laws of the Company (Registration Statement)

   *4.1   Specimen Common Stock Certificate (Registration Statement)

   *4.2   Specimen Warrant Certificate (Registration Statement)

   *4.4   Company's Warrant Plan (Registration Statement)

   22.1   The Company's 1998 Annual Meeting Proxy Statement.

   22.2   The Company's 1997 Annual Report for the year ended December 31, 1997.


(b)  Reports on Form 8-K.     The Company did not file any reports on Form 8-K
     -------------------      during the last quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       The Commercial Bancorp,  Inc.


Dated:  March 19, 1998                 By:     /s/ Gary G. Campbell
                                       ---------------------------------------
                                       Gary G. Campbell
                                       President & CEO



Dated:  March 19, 1998                 By:     /s/ Harvey E. Buckmaster
                                       ---------------------------------------
                                       Harvey E. Buckmaster
                                       Chief Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  /s/ Gary G. Campbell                                          March 19, 1998
-----------------------------------------
GARY G. CAMPBELL
President & CEO


  /s/ James R. Peacock                                          March 23, 1998
-----------------------------------------
JAMES R. PEACOCK
Director, Vice Chairman


  /s/ Larry A. Kent                                             March 19, 1998
-----------------------------------------
LARRY A. KENT
Director, Chairman


  /s/ Christopher K. Likes                                      March 19, 1998
-----------------------------------------
CHRISTOPHER K. LIKES
Director


  /s/ Kirk T. Bauer                                             March 24, 1998
-----------------------------------------
KIRK T. BAUER
Director


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

 The Company's  Proxy  Statement and 1997 Annual Report are included as Exhibits
22.1 and 22.2 of this filing.