Form 10QSB
period 1998-03-31
COMMERCIAL BANCORP INC /FL/
filed 1998-05-12
CIK 1024743

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934


For the quarterly period ended March 31, 1998

---- Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________ to  ________

Commission file number 333-19201

                          THE COMMERCIAL BANCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                       59-3396236
---------------------------------                  -------------------
  (State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or Organization)                  Identification No.)

                               258 North Nova Road
                           Ormond Beach, Florida 32174
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (904) 672-3003
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                ------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



          Common stock, par value                   464,791 shares outstanding
               $.01 per share                            at April 28, 1998
          -----------------------                   --------------------------
                  (class)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

   Item 1. Financial Statements                                        Page

     Condensed Consolidated Balance Sheets -
       At March 31, 1998 (unaudited) and at December 31, 1997............2

     Condensed Consolidated Statements of Operations -
       Three Months ended March 31, 1998 and 1997 (unaudited)............3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1998 (unaudited).....................4

     Condensed Consolidated Statements of Cash Flows -
       Three months ended March 31, 1998 and 1997 (unaudited)............5

     Notes to Condensed Consolidated Financial Statements (unaudited)....6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................8-9

Part II. Other Information

   Item 1.  Legal Proceedings............................................10

   Item 6.  Exhibits and Reports on Form 8-K.............................10

SIGNATURES...............................................................11

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                      At
                                                                                          ------------------------------
                                                                                           March 31,       December 31,
                                                                                           ---------       ------------
    Assets                                                                                  1998            1997
                                                                                            ----            ----
                                                                                          (unaudited)
Cash and due from banks.........................................................        $     749,810       1,065,817
Federal funds sold..............................................................            6,073,108       1,400,000
                                                                                           ----------       ---------

            Total cash and cash equivalents.....................................            6,822,918       2,465,817

Loans receivable, net of allowance for loan losses of
    $64,000 in 1998 and $35,000 in 1997.........................................            6,262,313       3,745,577
Premises and equipment, net.....................................................              518,360         462,784
Accrued interest receivable and other assets....................................              300,265         220,588
Deferred income taxes...........................................................              232,861         183,161
                                                                                          -----------      ----------

            Total assets........................................................         $ 14,136,717       7,077,927
                                                                                           ==========       =========

    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits.............................................................               11,375         832,396
    Savings and NOW deposits....................................................            2,436,039       1,040,454
    Money-market deposits.......................................................              112,860          65,777
    Time deposits...............................................................            7,177,626         739,433
                                                                                           ----------      ----------

            Total deposits......................................................            9,737,900       2,678,060

    Accrued interest payable and other liabilities                                            174,950           66,082
                                                                                           ----------       ----------

            Total liabilities...................................................            9,912,850       2,744,142
                                                                                           ----------       ---------

Stockholders' equity:
    Common stock, $.01 par value, 10,000,000 shares authorized,
        464,791 shares issued and outstanding...................................                4,648           4,648
    Additional paid-in capital..................................................            4,628,542       4,628,542
    Accumulated deficit.........................................................             (409,323)       (299,405)
                                                                                          -----------      ----------

            Total stockholders' equity..........................................            4,223,867       4,333,785
                                                                                          -----------       ---------

            Total liabilities and stockholders' equity                                   $ 14,136,717      7,077,927
                                                                                           ==========      =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                               ------------------
                                                                                               1998           1997
                                                                                               ----           ----
                                                                                                   (unaudited)
Interest income:
    Loans ...............................................................................   $ 122,657         --
    Federal funds sold and other interest-earning assets ................................      46,294         --
                                                                                            ---------    ---------

            Total interest income .......................................................     168,951         --
                                                                                            ---------    ---------

Interest expense:
    Deposits ............................................................................      80,842         --
    Other ...............................................................................        --          5,099
                                                                                            ---------    ---------

            Total interest expense ......................................................      80,842        5,099
                                                                                            ---------    ---------

            Net interest income (expense) ...............................................      88,109       (5,099)

Provision for loan losses ...............................................................      29,000         --
                                                                                            ---------    ---------

            Net interest income (expense) after provision for
              loan losses ...............................................................      59,109       (5,099)
                                                                                            ---------    ---------

Noninterest income-
    Service charges and fees ............................................................       9,514         --
                                                                                            ---------    ---------

Noninterest expense:
    Salaries and employee benefits ......................................................      97,322       20,588
    Occupancy expense ...................................................................      41,672        3,010
    Advertising .........................................................................      28,439         --
    Other ...............................................................................      60,808       18,848
                                                                                            ---------    ---------

            Total noninterest expense ...................................................     228,241       42,446
                                                                                            ---------    ---------

Loss before income tax benefit ..........................................................    (159,618)     (47,545)

            Income tax benefit ..........................................................     (49,700)     (18,100)
                                                                                            ---------    ---------

Net loss ................................................................................   $(109,918)     (29,445)
                                                                                            =========    =========

Loss per share:

    Basic ...............................................................................   $    (.24)       (4.53)
                                                                                            =========    =========

    Diluted .............................................................................   $    (.24)       (4.53)
                                                                                            =========    =========

Dividends per share.....................................................................    $    --           --
                                                                                            =========    =========

Weighted-average number of shares outstanding for
    basic and diluted ...................................................................     464,791        6,500
                                                                                            =========    =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1998


                                                                                     Additional                        Total
                                                                          Common      Paid-In      Accumulated     Stockholders'
                                                                          Stock       Capital         Deficit          Equity
                                                                          -----       -------         -------          ------

Balance at December 31, 1997......................................        $ 4,648     4,628,542      (299,405)      4,333,785

Net loss (unaudited)..............................................           -           -           (109,918)      (109,918)
                                                                          -------     ---------      --------       ---------

Balance at March 31, 1998 (unaudited).............................        $ 4,648     4,628,542      (409,323)      4,223,867
                                                                          =======     =========      ========       =========
































See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                              ------------------
                                                                                             1998             1997
                                                                                             ----             ----
                                                                                                     (unaudited)
Cash flows from operating activities:
    Net loss ..........................................................................   $  (109,918)       (29,445)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation ..................................................................        17,899           --
        Provision for loan losses .....................................................        29,000           --
        Credit for deferred income taxes ..............................................       (49,700)       (18,100)
        Net amortization of loan fees, premiums and discounts .........................        (7,120)          --
        Deferral of loan fees collected, net of costs deferred ........................         4,944           --
        Increase in accrued interest receivable and other assets ......................       (79,677)       (65,702)
        Increase in accrued interest payable and
          other liabilities ...........................................................       108,868           --
                                                                                          -----------    -----------

        Net cash used in operating activities .........................................       (85,704)      (113,247)
                                                                                          -----------    -----------

Cash flows from investing activities:
    Net increase in loans .............................................................    (2,543,560)          --
    Purchase of premises and equipment ................................................       (73,475)          --
                                                                                          -----------    -----------

        Net cash used in investing activities .........................................    (2,617,035)          --
                                                                                          -----------    -----------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
        savings, money-market and NOW deposits ........................................       621,647           --
    Net increase in time deposits .....................................................     6,438,193           --
    Advances from organizers ..........................................................          --          103,381
                                                                                          -----------    -----------

        Net cash provided by financing activities .....................................     7,059,840        103,381
                                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents ..................................     4,357,101         (9,866)

Cash and cash equivalents at beginning of period ......................................     2,465,817         11,959
                                                                                          -----------    -----------

Cash and cash equivalents at end of period ............................................   $ 6,822,918          2,093
                                                                                          ===========    ===========

Supplemental  disclosure of cash flow  information-  Cash paid during the period for:
        Interest ......................................................................   $    62,775           --
                                                                                          ===========    ===========

        Income taxes..................................................................$          --             --
                                                                                          ===========    ===========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1)     Basis  of  Presentation.  In  the  opinion  of  the  management  of  The
           Commercial Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The results of operations and other data for the three months ended March 31, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

           The condensed consolidated financial statements include the accounts of The Commercial Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, The Commercial Bank of Volusia County (the "Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)     Loan Impairment and Loan Losses. No loans were identified as impaired at
           March 31, 1998 or March 31, 1997. The activity in the allowance for loan losses was as follows:

                                   Three Months Ended
                                         March 31,
                                   ------------------
                                  1998               1997
                                  ----               ----

Balance at beginning of period   $35,000             --
Provision for loan losses ....    29,000             --
                                 -------             --

Balance at end of period .....   $64,000             --
                                 =======            ====

(3)     Impact of New Accounting Issues. In June, 1997, the Financial Accounting
           Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). That Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the financial statements with equal prominence as existing financial statements. The adoption of SFAS No. 130 had no significant effect on the Company's financial position at March 31, 1998 or result of operations for the three months then ended. The Bank had no items of other comprehensive income, therefore a statement of comprehensive income is not presented.

(4)     Loss Per Share. Loss per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. For purposes of calculating diluted EPS, because there is no active trading market for the Company's common stock, the average book value per share was used. For 1998 and 1997, outstanding warrants were not dilutive.

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(5)     Regulatory  Matters.  The  Holding  Company  and the Bank are subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

           As of March 31, 1998, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                To Be Well
                                                              Minimum        Capitalized Under
                                                            For Capital      Prompt Corrective
                                       Actual            Adequacy Purposes:  Action Provisions:
                                       ------            ------------------  ------------------
                               Amount          %         Amount         %    Amount         %
                               ------          -         ------         -    ------         -
As of March 31, 1998:
    Total capital (to Risk-
    Weighted Assets) .......   $3,869        61.9%      $  500        8.0%  $  625        10.0%
    Tier I Capital (to Risk-
    Weighted Assets) .......    3,637        58.2          250        4.0      375         6.0
    Tier I Capital
    (to Average Assets) ....    3,637        33.7          432        4.0      540         5.0


                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

               Comparison of March 31, 1998 and December 31, 1997

General
     The Commercial Bancorp, Inc. (the "Holding Company") was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of The Commercial Bank of Volusia County (the "Bank") (collectively, the "Company"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides community banking services to businesses and individuals in Volusia County, Florida.

New Bank Charter
     Management intends to organize and open a new state-chartered commercial bank in Sebring, Highlands County, Florida. The New Bank will become a wholly-owned subsidiary of the Holding Company.

Liquidity and Capital Resources
     The  Company's  primary  source of cash during the three months ended March
     31, 1998 was from net deposit inflows of $7.1 million. Cash was used primarily for loan originations of $2.5 million. At March 31, 1998, the Company had unfunded lines of credit of approximately $1.3 million. It is expected that these requirements will be funded from the sources described above. At March 31, 1998, the Bank exceeded its regulatory liquidity requirements.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                      Three Months
                                                         Ended    Year Ended
                                                       March 31,  December 31,
                                                          1998       1997
                                                       ---------  ------------
Average equity as a percentage
   of average assets ..............................      38.26%    77.02%

Total equity to total assets at end of period .....      29.88%    61.23%

Return on average assets (1) ......................      (3.93)%   (9.18)%

Return on average equity (1) ......................     (10.28)%  (11.91)%

Noninterest expense to average assets (1) .........       8.16%    16.85%

Nonperforming loans and foreclosed real estate
   as a percentage of total assets at end of period        NIL%      NIL%

Allowance for loan losses as a percentage of
   total loans at end of period ...................       1.01%      .93%
--------------------
        (1)     Annualized for the three months ended March 31, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Changes in Financial Condition

Total assets increased $7.0 million from $7.1 million at December 31, 1997 to $14.1 at March 31, 1998, primarily as a result of increases in federal funds sold of $4.7 million and loans receivable of $2.5 million. Customer deposits increased $7.1 million from $2.7 million at December 31, 1997 to $9.7 million at March 31, 1998. The decrease in stockholders' equity was due to the net loss of $109,918 for the three months ended March 31, 1998.

Results of Operations

       Comparison of the Three-Month Periods Ended March 31, 1998 and 1997

   General. Net loss for the three months ended March 31, 1998 was $109,918, or $.24 per share for basic and diluted, compared to a net loss for the three months ended March 31, 1997 of $29,445, or $4.53 per share for basic and diluted. At March 31, 1997, the Bank has not commenced operations and at March 31, 1998, the Bank had not achieved the asset size to operate profitably.

   Interest Income and Expense. Interest income totaled $168,951 for the three months ended March 31, 1998. Interest income earned on loans was $122,657. The average loan portfolio balance for the three months ended March 31, 1998 was $5.7 million with a weighted-average yield of 8.56%. Interest on federal funds sold and other interest-earning assets totaled $46,294. The average balance of these assets for the three months ended March 31, 1998 was $3.4 million with a weighted-average yield of 5.42%.

      Interest expense on deposits amounted to $80,842 for the three months ended March 31, 1998. The average balance for interest-bearing deposits for the three months ended March 31, 1998 was $6.5 million and the weighted-average rate was 5.13%.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses for the three months ended March 31, 1998 was $29,000 and the allowance for loan losses was $64,000 at March 31, 1998. Management believes the allowance is adequate at March 31, 1998.

   Noninterest Expense. Noninterest expense totaled $228,241 for the three months ended March 31, 1998 compared to $42,446 for the three months ended March 31, 1997. Salaries and employee and benefits was the largest noninterest expense during 1998, amounting to $97,322. The Bank had not commenced operations during the three months ended March 31, 1997.

   Income Tax  Benefit.  The income tax benefit for the three months ended March
      31, 1998 was $49,700 (an effective rate of 31.1%) compared to $18,100 (an effective rate of 38.1%) for the three months ended March 31, 1997.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

   There are no material pending legal proceedings to which The Commercial Bancorp, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 6.         Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2 under the Securities Act of 1933 for the Company, as effective with the Securities and Exchange Commission on April 28, 1997, Registration No. 333-19201 (referred to as "Registration Statement"). The exhibit numbers correspond to the exhibit numbers in the referenced documents.

      Exhibit No.                         Description of Exhibit
      -----------                         ----------------------

        *3.1   Amended and Restated Articles of Incorporation of the Company
                    (Registration Statement)
        *3.2   By-laws of the Company (Registration Statement)
        *4.1   Specimen Common Stock Certificate (Registration Statement)
        *4.2   Specimen Warrant Certificate (Registration Statement)
        *4.4   Company's Warrant Plan (Registration Statement)
        22.1   The Company's 1998 Annual Meeting Proxy Statement
        22.2   The Company's 1997 Annual Report for the year ended December
               31, 1997
        27     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE COMMERCIAL BANCORP, INC.
                                        (Registrant)





Date:      May 12, 1998               By:    /s/Gary G. Campbell
           ------------                      -------------------
                                                Gary G. Campbell, President and
                                                  Chief Executive Officer


Date:      May 12, 1998               By:    /s/Harvey E. Buckmaster
           ------------                      -----------------------
                                                Harvey E. Buckmaster,
                                                  Chief Financial Officer