Form 10QSB
period 1998-06-30
COMMERCIAL BANCORP INC /FL/
filed 1998-08-04
CIK 1024743

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

 X   Quarterly report under Section 13 or 15(d)
---- of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____  to ____ Commission file number 333-19201

                          THE COMMERCIAL BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                         59-3396236
        -------                                         ----------
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                   Identification No.)

                               258 North Nova Road
                           Ormond Beach, Florida 32174
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (904) 672-3003
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                    ----------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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



                     Common stock, par value $.01 per share
                     --------------------------------------
                                     (class)

                   464,791 shares outstanding at July 14, 1998
                  -------------------------------------------

--------------------------------------------------------------------------------

                                                                  CONFORMED COPY

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX

Part I. Financial Information

   Item 1. Financial Statements                                           Page

     Condensed Consolidated Balance Sheets -
       At June 30, 1998 (unaudited) and At December 31, 1997................2

     Condensed Consolidated Statements of Operations -
       Three and Six Months ended June 30, 1998 and 1997 (unaudited)........3

     Condensed Consolidated Statements of Comprehensive Income -
       Three and Six Months ended June 30, 1998 and 1997 (unaudited)........4

     Condensed Consolidated Statement of Stockholders' Equity -
       Six Months ended June 30, 1998 (unaudited)...........................5

     Condensed Consolidated Statements of Cash Flows -
       Six months ended June 30, 1998 and 1997 (unaudited)..................6

     Notes to Condensed Consolidated Financial Statements (unaudited).....7-8

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...........................................9-11

Part II. Other Information

   Item 1.  Legal Proceedings..............................................12

   Item 4.  Submission of Matters to a Vote of Security Holders............12

   Item 6.  Exhibits and Reports on Form 8-K...............................13

SIGNATURES.................................................................14

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                       At
                                                                                          -----------------------------
                                                                                            June 30,       December 31,
    Assets                                                                                    1998            1997
                                                                                              ----            ----
                                                                                          (unaudited)

Cash and due from banks.........................................................        $     924,208       1,065,817
Federal funds sold..............................................................            1,857,707       1,400,000
                                                                                           ----------       ---------

            Total cash and cash equivalents.....................................            2,781,915       2,465,817

Securities available for sale...................................................            4,956,698          -
Loans receivable, net of allowance for loan losses of
    $90,000 in 1998 and $35,000 in 1997.........................................            8,738,514       3,745,577
Premises and equipment, net.....................................................              769,431         462,784
Accrued interest receivable and other assets....................................              335,726         220,588
Deferred income taxes...........................................................              290,821         183,161
                                                                                          -----------      ----------

            Total assets........................................................         $ 17,873,105       7,077,927
                                                                                           ==========       =========


    Liabilities and Stockholders' Equity


Liabilities:
    Demand deposits.............................................................              415,687         832,396
    Savings and NOW deposits....................................................            3,357,012       1,040,454
    Money-market deposits.......................................................              136,565          65,777
    Time deposits...............................................................            9,624,088         739,433
                                                                                           ----------      ----------

            Total deposits......................................................           13,533,352       2,678,060

    Official checks.............................................................               63,475          54,138
    Accrued interest payable and other liabilities                                            170,702          11,944
                                                                                          -----------     -----------

            Total liabilities...................................................           13,767,529       2,744,142
                                                                                           ----------       ---------

Stockholders' equity:
    Common stock, $.01 par value, 10,000,000 shares authorized,
        464,791 shares issued and outstanding...................................                4,648           4,648
    Additional paid-in capital..................................................            4,628,542       4,628,542
    Accumulated deficit.........................................................             (520,337)       (299,405)
    Accumulated other comprehensive income, unrealized
        loss on securities available for sale, net                                             (7,277)             -
                                                                                         ------------      ---------

            Total stockholders' equity..........................................            4,105,576       4,333,785
                                                                                           ----------       ---------

            Total liabilities and stockholders' equity                                   $ 17,873,105       7,077,927
                                                                                           ==========       =========








See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                                                   Three Months Ended             Six Months Ended
                                                                         June 30,                      June 30,
                                                                  --------------------           ------------------
                                                                  1998            1997           1998          1997
                                                                  ----            ----           ----          ----
                                                                         (unaudited)                 (unaudited)
Interest income:
    Loans...................................................    $ 164,782           -            287,439         -
    Securities available for sale...........................       31,480           -             31,480         -
    Other interest-earning assets...........................       60,705           -            106,999         -
                                                                 --------     ----------         -------  --------

            Total interest income...........................      256,967           -            425,918         -
                                                                  -------     ----------         -------  --------

Interest expense:
    Deposits................................................      154,288           -            235,130         -
    Other...................................................        1,792          9,515           1,792       14,614
                                                                 --------       --------        --------      -------

            Total interest expense..........................      156,080          9,515         236,922       14,614
                                                                  -------       --------         -------      -------

            Net interest income (expense)                         100,887         (9,515)        188,996      (14,614)

Provision for loan losses...................................       26,000           -             55,000         -
                                                                  -------       ---------        -------     --------

            Net interest income (expense) after
              provision for loan losses                            74,887         (9,515)        133,996      (14,614)
                                                                  -------       ---------        -------     --------

Noninterest income-
    Service charges and fees................................        9,257           -             18,771         -
                                                                 --------       ---------        --------    --------

Noninterest expense:
    Salaries and employee benefits..........................      115,724         67,290         213,046       87,878
    Occupancy expense.......................................       46,759         10,277          88,431       13,287
    Advertising.............................................       20,761           -             49,200         -
    Other                                                          65,414         22,881         126,222       41,729
                                                                  -------        -------         -------      -------

            Total noninterest expense.......................      248,658        100,448         476,899      142,894
                                                                  -------        -------         -------      -------

Loss before income tax benefit..............................     (164,514)      (109,963)       (324,132)    (157,508)

            Income tax benefit..............................      (53,500)       (41,800)       (103,200)     (59,900)
                                                                  -------        -------         -------      -------

Net loss....................................................    $(111,014)       (68,163)       (220,932)     (97,608)
                                                                  =======        =======         =======      =======

Loss per share, basic....................................... $       (.24)          *               (.48)       *
                                                               ==========        =======        ========      =======

Dividends per share......................................... $      -              -               -            -
                                                              ============       =======        ========      =======

Weighted-average number of shares outstanding
    for basic...............................................      464,791          6,500         464,791        6,500
                                                                  =======        =======         =======     ========




* Not meaningful


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Comprehensive Income


                                   Three Months Ended          Six Months Ended
                                        June 30,                  June 30,
                                   ------------------          ----------------
                                   1998          1997        1998          1997
                                   ----          ----        ----          ----
                                       (unaudited)              (unaudited)

Net loss ....................   $(111,014)     (68,163)    (220,932)     (97,608)

Other comprehensive  income -
 Change in  unrealized loss on
 securities  available for sale
 arising during  period, net of
 tax benefit of $4,460 for the
 three and six months ended
 June 30, 1998 (unaudited)         (7,277)        --         (7,277)        --
                                ---------    ---------    ---------    ---------

Comprehensive income ........   $(118,291)     (68,163)    (228,209)     (97,608)
                                =========    =========    =========    =========


































See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 1998


                                                                                                  Accumulated
                                                                                                    Other
                                                                                                 Comprehensive
                                                                                                    Income,
                                                                                                   Unrealized
                                                                                                    Loss on
                                                                       Additional                  Securities        Total
                                                            Common      Paid-In     Accumulated    Available    Stockholders'
                                                            Stock       Capital        Deficit      for Sale        Equity
                                                            -----       -------        -------      --------        ------

Balance at December 31, 1997.........................      $ 4,648      4,628,542      (299,405)        -            4,333,785

Net loss (unaudited).................................         -           -            (220,932)        -             (220,932)

Other comprehensive income, net
         (unaudited).................................         -           -               -            (7,277)          (7,277)
                                                         -------- --------------   -----------          -----      -----------

Balance at June 30, 1998 (unaudited)                       $ 4,648      4,628,542      (520,337)       (7,277)       4,105,576
                                                             =====     =========       =======          =====        =========





























See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                             ---------------------

                                                                                             1998             1997
                                                                                             ----             ----
                                                                                                  (unaudited)
Cash flows from operating activities:
    Net loss........................................................................    $    (220,932)        (97,608)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation................................................................           38,418            -
        Provision for loan losses...................................................           55,000            -
        Credit for deferred income taxes............................................         (103,200)        (59,900)
        Increase in accrued interest receivable and other assets                             (115,138)       (110,248)
        Increase in accrued interest payable and
          other liabilities.........................................................          158,758            -
                                                                                         ------------         -------

        Net cash used in operating activities.......................................         (187,094)       (267,756)
                                                                                         ------------         -------

Cash flows from investing activities:
    Net increase in loans...........................................................       (5,047,937)           -
    Purchases of securities available for sale......................................       (5,162,377)           -
    Principal repayments on securities available for sale                                     193,942            -
    Purchases of premises and equipment.............................................         (345,065)           -
                                                                                         ------------         -------

        Net cash used in investing activities.......................................      (10,361,437)           -
                                                                                         ------------         -------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
        savings, money-market and NOW deposits......................................        1,970,637            -
    Net increase in time deposits...................................................        8,884,655            -
    Net increase in official checks.................................................            9,337            -
    Advances from organizers........................................................          -               365,678
                                                                                         ------------         -------

        Net cash provided by financing activities...................................       10,864,629         365,678
                                                                                         ------------         -------

Net increase in cash and cash equivalents...........................................          316,098          97,922

Cash and cash equivalents at beginning of period                                            2,465,817          11,959
                                                                                         ------------         -------

Cash and cash equivalents at end of period..........................................     $  2,781,915         109,881
                                                                                           ==========         =======

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
        Interest....................................................................    $     212,571             -
                                                                                          ===========         ========

        Income taxes................................................................    $         -               -
                                                                                          ===========         ========

    Noncash transactions-
        Accumulated other comprehensive income, change in
          unrealized loss on securities available for sale, net                         $      (7,277)            -
                                                                                                ======        ========




See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Basis of Presentation. In the opinion of the management of The Commercial Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 1998 and the results of operations and cash flows for the six months ended June 30, 1998 and 1997. The results of operations and other data for the three and six-month periods ended June 30, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

         The condensed consolidated financial statements include the accounts of The Commercial Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, The Commercial Bank of Volusia County (the "Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired at June 30, 1998 or June 30, 1997. The activity in the allowance for loan losses was as follows:

                                                                       Three Months Ended         Six Months Ended
                                                                             June 30,                  June 30,
                                                                       -------------------        ----------------
                                                                        1998         1997         1998        1997
                                                                        ----         ----         ----        ----

           Balance at beginning of period.........................   $ 64,000         -          35,000          -
           Provision for loan losses..............................     26,000         -          55,000          -
                                                                       ------       ------       ------       ----

           Balance at end of period...............................   $ 90,000         -          90,000          -
                                                                       ======       ======       ======       ====

(3) Impact of New Accounting Issues. In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). That Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the financial statements with equal prominence as existing financial statements. The adoption of SFAS No. 130 had no significant effect on the Company's financial position at June 30, 1998 or result of operations for the six months then ended.

(4) Loss Per Share. Basic loss per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted EPS is not computed due to the net losses incurred by the Company during the three and six months ended June 30, 1998 and 1997.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

         As of June 30, 1998, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.
         There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                                   To Be Well
                                                                          Minimum               Capitalized Under
                                                                          For Capital           Prompt Corrective
                                                Actual              Adequacy Purposes:          Action Provisions:
                                                ------              ------------------          ------------------
                                       Amount            %          Amount           %          Amount            %
                                       ------            -          ------           -          ------            -
     At June 30, 1998:
         Total capital (to Risk-
         Weighted Assets)...........  $ 3,387           35.5%      $ 764           8.0%        $ 955            10.0%
         Tier I Capital (to Risk-
         Weighted Assets)...........    3,530           37.0         382           4.0           573             6.0
         Tier I Capital
         (to Average Assets)........    3,530           21.9         645           4.0           806             5.0

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

          Comparison of June 30, 1998 (Unaudited) and December 31, 1997

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

New Bank Charter
     Management intends to organize and open a new state-chartered commercial bank in Sebring, Highlands County, Florida. The new Bank will become a wholly-owned subsidiary of the Holding Company. Management expects to raise the required capital for the new bank from a public offering of the Company's common stock.

Liquidity and Capital Resources
     The Company's primary source of cash during the six months ended June 30, 1998 was from net deposit inflows of $10.9 million. Cash was used primarily for loan originations of $5.0 million and to purchase securities available for sale of $5.2 million. At June 30, 1998, the Company had unfunded lines of credit of approximately $494,000. At June 30, 1998, the Bank exceeded its regulatory liquidity requirements.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                                Six Months
                                                                                   Ended               Year Ended
                                                                                 June 30,             December 31,
                                                                                   1998                   1997
                                                                              --------------          ------------
        Average equity as a percentage
           of average assets.................................................       30.05%               77.02%

        Total equity to total assets at end of period                               22.97%               61.23%

        Return on average assets (1).........................................      (3.15)%               (9.18)%

        Return on average equity (1).........................................     (10.49)%              (11.91)%

        Noninterest expense to average assets (1)                                   6.81%                16.85%

        Nonperforming loans and foreclosed real estate
           as a percentage of total assets at end of period..................       NIL                   NIL

        Allowance for loan losses as a percentage of
           total loans at end of period......................................       1.03%                  .93%



        (1)     Annualized for the six months ended June 30, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Changes in Financial Condition

   Total assets increased $10.8 million from $7.1 million at December 31, 1997 to $17.9 million at June 30, 1998, primarily as a result of increases in securities available for sale of $5.0 million and loans receivable of $5.0 million. Deposits increased $10.9 million from $2.7 million at December 31, 1997 to $13.5 million at June 30, 1998. The decrease in stockholders' equity was due to the net loss of $220,932 for the six months ended June 30, 1998.

Results of Operations

       Comparison of the Three-Month Periods Ended June 30, 1998 and 1997

   General. Net loss for the three months ended June 30, 1998 was $111,014, or $.24 per basic share compared to a net loss for the three months ended June 30, 1997 of $68,163. At June 30, 1997, the Bank had not commenced operations and at June 30, 1998, the Bank had not achieved the asset size to operate profitably.

   Interest Income and Expense. Interest income totaled $256,967 for the three months ended June 30, 1998. Interest income earned on loans was $164,782. The average loan portfolio balance for the three months ended June 30, 1998 was $7.6 million with a weighted-average yield of 8.66%. Interest on securities was $31,480. The average balance of these securities was $2.7 million and the weighted average yield was 4.73% for the three months ended June 30, 1998. Interest on other interest-earning assets totaled $60,705. The average balance of these assets for the three months ended June 30, 1998 was $4.4 million with a weighted-average yield of 5.59%.

      Interest expense on deposits amounted to $154,288 for the three months ended June 30, 1998. The average balance for interest-bearing deposits for the three months ended June 30, 1998 was $12.0 million and the weighted-average rate was 5.07%.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses for the three months ended June 30, 1998 was $26,000 and the allowance for loan losses was $90,000 at June 30, 1998. Management believes the allowance is adequate at June 30, 1998.

   Noninterest Expense. Noninterest expense totaled $248,658 for the three months ended June 30, 1998 compared to $100,448 for the three months ended June 30, 1997. Salaries and employee and benefits was the largest noninterest expense during 1998, amounting to $115,724. The Bank had not commenced operations during the three months ended June 30, 1997.

   Income Tax  Benefit.  The income tax benefit for the three  months ended June
      30, 1998 was $53,500 (an effective rate of 32.5%) compared to $41,800 (an effective rate of 38.0%) for the three months ended June 30, 1997.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Results of Operations

        Comparison of the Six-Month Periods Ended June 30, 1998 and 1997

   General. Net loss for the six months ended June 30, 1998 was $220,932, or $.48 per basic share compared to a net loss for the six months ended June 30, 1997 of $97,608. At June 30, 1997, the Bank had not commenced operations and at June 30, 1998, the Bank had not achieved the asset size to operate profitably.

   Interest Income and Expense. Interest income totaled $425,918 for the six months ended June 30, 1998. Interest income earned on loans was $287,439. The average loan portfolio balance for the six months ended June 30, 1998 was $6.7 million with a weighted-average yield of 8.60%. Interest on securities was $31,480 for the six months ended June 30, 1998. The average balance of securities was $1.4 million and the yield was 4.73% for the six months ended June 30, 1998. Interest on other interest-earning assets totaled $106,999. The average balance of these assets for the six months ended June 30, 1998 was $3.9 million with a weighted-average yield of 5.51%.

      Interest expense on deposits amounted to $235,130 for the six months ended June 30, 1998. The average balance for interest-bearing deposits for the six months ended June 30, 1998 was $9.2 million and the weighted-average rate was 5.08%.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses for the six months ended June 30, 1998 was $55,000 and the allowance for loan losses was $90,000 at June 30, 1998. Management believes the allowance is adequate at June 30, 1998.

   Noninterest Expense. Noninterest expense totaled $476,899 for the six months ended June 30, 1998 compared to $142,894 for the six months ended June 30, 1997. Salaries and employee and benefits was the largest noninterest expense during 1998, amounting to $213,046. The Bank had not commenced operations during the six months ended June 30, 1997.

   Income Tax Benefit. The income tax benefit for the six months ended June 30, 1998 was $103,200 (an effective rate of 31.8%) compared to $59,900 (an effective rate of 38.0%) for the six months ended June 30, 1997.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

   There are no material pending legal proceedings to which The Commercial Bancorp, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders (the "Annual Meeting") of The Commercial Bancorp, Inc., was held on April 21, 1998, to consider the election of seven directors with various terms, the employee stock option and limited rights plan and the ratification of the appointment of the Company's independent auditors for the year ending December 31, 1998.

   At the Annual Meeting, 273,911 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of directors:
                                                           For            Against       Abstain          Term
                                                           ---            -------       -------          ----

       Gary G. Campbell                                    273,911           -            -           3 years
       Richard R. Dwyer                                    273,911           -            -           3 years
       Norbert A. Walz                                     273,911           -            -           3 years
       James R. Peacock                                    273,911           -            -           2 years
       James F. McCollum                                   273,911           -            -           2 years
       H. Frederick Keiber                                 273,911           -            -            1 year
       Larry A. Kent                                       273,911           -            -            1 year

   Proposal II:

   To approve the 1997 Employee Stock Option and Limited Rights Plan:

                 For     Against   Abstain
               -------   -------   -------

               252,611    10,000    11,300
               =======   =======   =======

   Proposal III:

   To ratify the appointment of the Company's independent auditors for the year ending December 31, 1998:

                 For     Against   Abstain
               -------   -------   -------
               269,361     -         4,550
               =======   =======   =======

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


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

      Exhibit No.                         Description of Exhibit
      -----------                         ----------------------

        *3.1       Amended and Restated Articles of Incorporation of the Company
                   (Registration Statement)
        *3.2       By-laws of the Company (Registration Statement)
        *4.1       Specimen Common Stock Certificate (Registration Statement)
        *4.2       Specimen Warrant Certificate (Registration Statement)
        *4.4       Company's Warrant Plan (Registration Statement)
        10.1       1997 Employee Stock Option and Limited Rights Plan
        27         Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended June 30, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE COMMERCIAL BANCORP, INC.
                                                        (Registrant)





Date:            , 1998                 By: /s/Gary G. Campbell
           ------------------------         -------------------
                                               Gary G. Campbell, President and
                                                       Chief Executive Officer


Date:            , 1998                 By: /s/Harvey E. Buckmaster
           ------------------------         -----------------------
                                               Harvey E. Buckmaster,
                                                        Chief Financial Officer