Form 10QSB
period 1998-09-30
COMMERCIAL BANCORP INC /FL/
filed 1998-11-12
CIK 1024743

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998

     Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from ___________ to  ___________

Commission file number 333-19201

                          THE COMMERCIAL BANCORP, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                           59-3396236
----------------------------                           ----------------
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


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

 Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  X    NO

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share          464,791 shares outstanding
--------------------------------------          --------------------------
                 (class)                           at October 29, 1998



--------------------------------------------------------------------------------

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX


Part I. Financial Information

  Item 1. Financial Statements                                              Page

   Condensed Consolidated Balance Sheets -
    At September 30, 1998 (unaudited) and At December 31, 1997 . . . . . . . . 2

   Condensed Consolidated Statements of Operations -
    Three and Nine Months ended September 30, 1998 and 1997 (unaudited). . . . 3

   Condensed Consolidated Statement of Stockholders' Equity -
    Nine Months ended September 30, 1998 (unaudited) . . . . . . . . . . . . . 4

   Condensed Consolidated Statements of Cash Flows -
    Nine months ended September 30, 1998 and 1997 (unaudited). . . . . . . . . 5

   Notes to Condensed Consolidated Financial Statements (unaudited). . . . ..6-7

  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .8-11

Part II. Other Information

  Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .12

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                    At
                                                                      -----------------------------
                                                                      September 30,    December 31,
                                                                      -------------    ------------
 Assets                                                                   1998            1997
 ------                                                                   ----            ----
                                                                       (unaudited)

Cash and due from banks ..........................................   $    774,841       1,065,817
Federal funds sold ...............................................      2,326,260       1,400,000
                                                                       ----------       ---------

      Total cash and cash equivalents ............................      3,101,101       2,465,817

Securities available for sale ....................................      4,553,178            --
Loans receivable, net of allowance for loan losses of
 $280,000 in 1998 and $35,000 in 1997  ...........................      9,626,118       3,745,577
Premises and equipment, net ......................................        806,987         462,784
Accrued interest receivable and other assets .....................        394,306         220,588
Deferred income taxes ............................................        414,894         183,161
                                                                       ----------       ---------

      Total assets ...............................................   $ 18,896,584       7,077,927
                                                                     ============       =========


 Liabilities and Stockholders' Equity


Liabilities:
 Demand deposits .................................................        522,620         832,396
 Savings and NOW deposits ........................................      3,900,484       1,040,454
 Money-market deposits ...........................................        252,963          65,777
 Time deposits ...................................................      9,911,024         739,433
                                                                       ----------       ---------

      Total deposits .............................................     14,587,091       2,678,060

 Official checks .................................................        173,473          54,138
 Accrued interest payable and other liabilities ..................        270,713          11,944
                                                                       ----------       ---------

      Total liabilities ..........................................     15,031,277       2,744,142
                                                                       ----------       ---------

Stockholders' equity:
 Common stock, $.01 par value, 10,000,000 shares authorized,
   464,791 shares issued and outstanding .........................          4,648           4,648
 Additional paid-in capital ......................................      4,628,542       4,628,542
 Accumulated deficit .............................................       (778,271)       (299,405)
 Accumulated other comprehensive income ..........................         10,388            --
                                                                       ----------       ---------

      Total stockholders' equity .................................      3,865,307       4,333,785
                                                                       ----------       ---------

      Total liabilities and stockholders' equity .................   $ 18,896,584       7,077,927
                                                                     ============       =========

     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations


                                                        Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                          -------------              -------------
                                                         1998         1997        1998          1997
                                                         ----         ----        ----          ----
                                                             (unaudited)              (unaudited)
Interest income:
 Loans ...........................................   $ 211,856         --        499,295         --
 Securities available for sale ...................      51,158         --         82,638         --
 Other interest-earning assets ...................      24,842       37,139      131,841       37,139
                                                     ---------      -------     --------     --------

      Total interest income ......................     287,856       37,139      713,774       37,139
                                                     ---------      -------     --------     --------

Interest expense:
 Deposits ........................................     180,280         --        415,410         --
 Other ...........................................       7,566       18,901        9,358       33,515
                                                     ---------      -------     --------     --------

      Total interest expense .....................     187,846       18,901      424,768       33,515
                                                     ---------      -------     --------     --------

      Net interest income ........................     100,010       18,238      289,006        3,624

Provision for loan losses ........................     190,000         --        245,000         --
                                                     ---------      -------     --------     --------

      Net interest (expense) income after
        provision for loan losses ................     (89,990)      18,238       44,006        3,624
                                                     ---------      -------     --------     --------

Noninterest income-
 Service charges and fees ........................      17,407         --         36,178         --
                                                     ---------      -------     --------     --------

Noninterest expense:
 Salaries and employee benefits ..................     154,141       81,699      367,187      169,577
 Occupancy expense ...............................      65,356       28,682      153,787       41,969
 Advertising .....................................      17,498         --         66,698         --
 Other ...........................................      83,256       65,526      209,478      107,255
                                                     ---------      -------     --------     --------

      Total noninterest expense ..................     320,251      175,907      797,150      318,801
                                                     ---------      -------     --------     --------

Loss before income tax benefit ...................    (392,834)    (157,669)    (716,966)    (315,177)

      Income tax benefit .........................    (134,900)     (60,461)    (238,100)    (120,361)
                                                     ---------      -------     --------     --------

Net loss .........................................   $(257,934)     (97,208)    (478,866)    (194,816)
                                                     =========      =======     ========     ========

Loss per share, basic ............................   $    (.55)       (5.84)       (1.03)      (20.11)
                                                     =========      =======     ========     ========

Dividends per share ..............................   $    --           --           --           --
                                                     =========      =======     ========     ========

Weighted-average number of shares outstanding
 for basic .......................................     464,791       16,652*     464,791        9,884*
                                                     =========      =======     ========     ========

* Represents shares issued to organizers during development stage.


     See Accompanying Notes to Condensed Consolidated Financial Statements.
                                       3

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                   Nine Months Ended September 30, 1998


                                                                                                       Accumulated
                                                                                                          Other
                                                                          Additional                      Compre-    Total
                                                                Common      Paid-In      Accumulated      hensive   Stockholders'
                                                                 Stock      Capital        Deficit        Income     Equity
                                                                 -----      -------        -------        ------     ------

Balance at December 31, 1997 .............................   $    4,648    4,628,542      (299,405)         --      4,333,785
                                                                                                                    ---------
Comprehensive income:
  Net loss (unaudited) ...................................         --           --        (478,866)         --       (478,866)

  Net change in unrealized gain on
    securities available for sale,
    net of tax benefit of $ 6,367
    (unaudited)  .........................................         --           --            --          10,388       10,388
                                                                                                                    ---------

Comprehensive income (unaudited) .........................         --           --            --            --       (468,478)
                                                             ----------    ---------     --------        ------     ---------

Balance at September 30, 1998 (unaudited).................   $    4,648    4,628,542     (778,271)       10,388     3,865,307
                                                             ==========    =========     ========        ======     =========





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                           Nine Months Ended
                                                                             September 30,
                                                                           -----------------
                                                                          1998            1997
                                                                          ----            ----
                                                                               (unaudited)
Cash flows from operating activities:
       Net loss .................................................   $   (478,866)       (194,816)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation ...........................................         38,737            --
         Provision for loan losses ..............................        245,000            --
         Credit for deferred income taxes .......................       (238,100)       (120,361)
         Increase in accrued interest receivable and other assets       (173,718)        (59,869)
         Increase in accrued interest payable and
           other liabilities ....................................        258,769            --
                                                                    ------------       ---------

         Net cash used in operating activities ..................       (348,178)       (375,046)
                                                                    ------------       ---------

Cash flows from investing activities:
       Net increase in loans ....................................     (6,125,541)           --
       Purchases of securities available for sale ...............     (6,187,015)           --
       Principal repayments on securities available for sale ....      1,650,592            --
       Purchases of premises and equipment ......................       (382,940)       (331,524)
                                                                    ------------       ---------

         Net cash used in investing activities ..................    (11,044,904)       (331,524)
                                                                    ------------       ---------

Cash flows from financing activities:
       Net increase in demand, savings, money-market and
         NOW deposits ...........................................      2,737,440            --
       Net increase in time deposits ............................      9,171,591            --
       Net increase in official checks ..........................        119,335            --
       Net repayment of advances from organizers ................           --          (134,204)
       Retire common stock ......................................           --           (65,000)
       Sale of common stock .....................................           --         4,633,190
                                                                    ------------       ---------

         Net cash provided by financing activities ..............     12,028,366       4,433,986
                                                                    ------------       ---------

Net increase in cash and cash equivalents .......................        635,284       3,727,416

Cash and cash equivalents at beginning of period ................      2,465,817          11,959
                                                                    ------------       ---------

Cash and cash equivalents at end of period ......................   $  3,101,101       3,739,375
                                                                    ============       =========

Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
         Interest ...............................................   $    399,329          33,515
                                                                    ============       =========

         Income taxes ...........................................   $       --              --
                                                                    ============       =========

       Noncash transactions-
         Accumulated other comprehensive income, change in
           unrealized gain on securities available for sale .....   $     10,388            --
                                                                    ============       =========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Basis of Presentation. In the opinion of the management of The Commercial Bancorp, Inc., the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1998 and the results of operations for the three- and nine-month periods ended September 30, 1998 and cash flows for the nine months ended September 30, 1998 and 1997. The results of operations and other data for the three- and nine-month periods ended September 30, 1998, are not necessarily indicative of results that may be expected for the year ending December 31, 1998.

         The condensed consolidated financial statements include the accounts of The Commercial Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, The Commercial Bank of Volusia County (the "Bank") (together, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:

                                                                        Three Months Ended     Nine Months Ended
                                                                           September 30,         September 30,
                                                                        ------------------     -----------------
                                                                        1998           1997    1998        1997
                                                                        ----           ----    ----        ----

Average investment in impaired loans ..............................   $597,275          --    199,092        --
Interest income recognized on impaired loans ......................   $ 14,185          --     44,366        --
Interest income received on impaired loans ........................   $   --            --     21,689        --

         The activity in the allowance for loan losses was as follows:

                                                                        Three Months Ended     Nine Months Ended
                                                                           September 30,         September 30,
                                                                        ------------------     -----------------
                                                                        1998           1997    1998        1997
                                                                        ----           ----    ----        ----

Balance at beginning of period ....................................   $ 90,000          --     35,000        --
Provision for loan losses .........................................    190,000          --    245,000        --
                                                                      --------      -------   -------    -------

Balance at end of period ..........................................   $280,000          --    280,000        --
                                                                      ========      =======   =======    =======

(3) Loss Per Share. Basic loss per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted EPS is not computed due to the net losses incurred by the Company during the three and nine months ended September 30, 1998 or 1997.

                                                                     (continued)

                  THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(4) Regulatory Matters. The Holding Company and the Bank are subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 1998, that the Company meets all capital adequacy requirements to which it is subject.

         As of September 30, 1998, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                                    To Be Well
                                                                          Minimum                Capitalized Under
                                                                        For Capital              Prompt Corrective
                                          Actual                     Adequacy Purposes:          Action Provisions:
                                 ---------------------               ------------------          ------------------
                                 Amount             %              Amount              %         Amount         %
                                 ------            ---             ------             ---        ------        ---
At September 30, 1998:
Total capital (to Risk-
Weighted Assets) .............   $3,376           30.8%           $  876             8.0%       $1,096        10.0%
Tier I Capital (to Risk-
Weighted Assets) .............    3,237           29.5               438             4.0           657         6.0
Tier I Capital
(to Average Assets)  .........    3,237           18.2               711             4.0           889         5.0

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

       Comparison of September 30, 1998 (Unaudited) and December 31, 1997

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

Liquidity and Capital Resources
  The Company's primary source of cash during the nine months ended September 30, 1998 was from net deposit inflows of $11.9 million. Cash was used primarily for loan originations net of repayments of $6.1 million and to purchase securities available for sale of $6.2 million. At September 30, 1998, the Company had unfunded lines of credit of approximately $517,000. At September 30, 1998, the Bank exceeded its regulatory liquidity requirements.

  The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                     Nine Months
                                                                        Ended         Year Ended
                                                                     September 30,    December 31,
                                                                         1998             1997
                                                                     -------------    ------------
Average equity as a percentage
   of average assets .............................................      26.46%           77.02%

Total equity to total assets at end of period ....................      20.46%           61.23%

Return on average assets (1)  ....................................      (4.12%)          (9.18%)

Return on average equity (1)  ....................................     (15.57%)         (11.91%)

Noninterest expense to average assets (1) ........................       6.86%           16.85%

Nonperforming loans and foreclosed real estate
   as a percentage of total assets at end of period ..............        NIL             NIL

Allowance for loan losses as a percentage of
   total loans at end of period ..................................       2.79%             .93%


----------------------------------
(1) Annualized for the nine months ended September 30, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Changes in Financial Condition

  Total assets increased $11.8 million from $7.1 million at December 31, 1997 to $18.9 million at September 30, 1998, primarily as a result of increases in securities available for sale of $4.6 million and loans receivable of $5.9 million. Deposits increased $11.9 million from $2.7 million at December 31, 1997 to $14.6 million at September 30, 1998.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 1998 and 1997

    General. Net loss for the three months ended September 30, 1998 was $257,934, or $.55 per basic share compared to a net loss for the three months ended September 30, 1997 of $97,208. At September 30, 1997, the Bank had not commenced operations and at September 30, 1998, the Bank had not achieved the asset size to operate profitably.

    Interest Income and Expense. Interest income totaled $287,856 for the three months ended September 30, 1998. Interest income earned on loans was $211,856. The average loan portfolio balance for the three months ended September 30, 1998 was $9.3 million with a weighted-average yield of 9.08%. Interest on securities was $51,158. The average balance of these securities was $5.3 million and the weighted average yield was 3.86% for the three months ended September 30, 1998. Interest on other interest-earning assets totaled $24,842. The average balance of these assets for the three months ended September 30, 1998 was $1.7 million with a weighted-average yield of 5.74%.

         Interest expense on deposits amounted to $180,280 for the three months ended September 30, 1998. The average balance for interest-bearing deposits for the three months ended September 30, 1998 was $13.8 million and the weighted-average rate was 5.06%.

    Provision for Loan  Losses.  The  provision  for loan  losses is  charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses for the three months ended September 30, 1998 was $190,000 and the allowance for loan losses was $280,000 at September 30, 1998. The provision and the allowance increased primarily due to the classification of two commercial loans during the 1998 period. Management has identified certain weaknesses in these borrowers, but believes with this addition, that the allowance is adequate at September 30, 1998.

    Noninterest Expense. Noninterest expense totaled $320,251 for the three months ended September 30, 1998 compared to $175,907 for the three months ended September 30, 1997. Salaries and employee and benefits was the largest noninterest expense during 1998, amounting to $154,141. The Bank had not commenced operations during the three months ended September 30, 1997.

    Income Tax  Benefit.  The  income tax  benefit  for the three  months  ended
         September 30, 1998 was $134,900 (an effective rate of 34.3%) compared to $60,461 (an effective rate of 38.3%) for the three months ended September 30, 1997.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Results of Operations

     Comparison of the Nine-Month Periods Ended September 30, 1998 and 1997

    General. Net loss for the nine months ended September 30, 1998 was $478,866, or $1.03 per basic share compared to a net loss for the nine months ended September 30, 1997 of $194,816. At September 30, 1997, the Bank had not commenced operations and at September 30, 1998, the Bank had not achieved the asset size to operate profitably.

    Interest Income and Expense. Interest income totaled $713,774 for the nine months ended September 30, 1998. Interest income earned on loans was $499,295. The average loan portfolio balance for the nine months ended September 30, 1998 was $7.6 million with a weighted-average yield of 8.80%. Interest on securities was $82,638 for the nine months ended September 30, 1998. The average balance of securities was $2.7 million and the yield was 4.16% for the nine months ended September 30, 1998. Interest on other interest-earning assets totaled $131,841. The average balance of these assets for the nine months ended September 30, 1998 was $3.2 million with a weighted-average yield of 5.55%.

         Interest expense on deposits amounted to $415,410 for the nine months ended September 30, 1998. The average balance for interest-bearing deposits for the nine months ended September 30, 1998 was $10.8 million and the weighted-average rate was 5.15%.

    Provision for Loan  Losses.  The  provision  for loan  losses is  charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses for the nine months ended September 30, 1998 was $245,000 and the allowance for loan losses was $280,000 at September 30, 1998. The provision and the allowance increased primarily due to the classification of two commercial loans during the 1998 period. Management has identified certain weaknesses in these borrowers, but believes with this addition, that the allowance is adequate at September 30, 1998.

    Noninterest Expense. Noninterest expense totaled $797,150 for the nine months ended September 30, 1998 compared to $318,801 for the nine months ended September 30, 1997. Salaries and employee and benefits was the largest noninterest expense during 1998, amounting to $367,187. The Bank had not commenced operations during the nine months ended September 30, 1997.

    Income Tax  Benefit.  The  income  tax  benefit  for the nine  months  ended
         September 30, 1998 was $238,100 (an effective rate of 33.2%) compared to $120,361 (an effective rate of 38.2%) for the nine months ended September 30, 1997.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

Year 2000

The Company is acutely aware of the many areas affected by the Year 2000 computer issue as addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

The Bank has formed a Year 2000 committee that is charged with the oversight of completing the project on a timely basis. The Bank has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, the Bank is well into its testing phase and anticipates that this phase will be substantially completed by December 31, 1998. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual bases, the Company has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported results from operation.

The Company's vendors and suppliers have been contacted for written confirmation of their product's readiness for the Year 2000 compliance. Negative or deficient responses are analyzed and periodically reviewed to prescribe timely actions with the Company's contingency planning. The Company's main service provider has completed testing of its mission critical application software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. The Company has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of Year 2000 ready software and the same hardware and operating systems.

The Company also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. The Company plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Although management believes that the Bank's system will be Year 2000 compliant, a written contingency plan has been developed to address problems that might be caused from Year 2000 system failures.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

    There are no material pending legal proceedings to which The Commercial Bancorp, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    Exhibit Number     Description of Exhibit
    --------------     ----------------------

         3.1* Amended and Restated Articles of Incorporation of the Company (Registration Statement)

         3.2*          By-laws of the Company (Registration Statement)

         4.1*          Specimen   Common   Stock    Certificate    (Registration
                       Statement)

         4.2*          Specimen Warrant Certificate (Registration Statement)

         4.4*          Company's Warrant Plan (Registration Statement)

         10.1**        1997 Employee Stock Option and Limited Rights Plan

         27            Financial Data Schedule (for SEC use only)

* Incorporated by reference to the exhibits included in the Company's Form SB-2 Registration Statement, as filed with the Securities and Exchange Commission on April 28, 1997 (Registration Number: 333-19201).

** Incorporated by reference to the exhibits included in the Company's Form 10-QSB for the quarter ended June 30, 1998, as filed with the Securities and Exchange Commission on August 4, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE COMMERCIAL BANCORP, INC.
                                           (Registrant)





Date:          , 1998                     By:       /s/Gary G. Campbell
    -----------------                               ---------------------------
                                                    Gary G. Campbell, President
                                                    and Chief Executive Officer




Date:          , 1998                     By:       /s/Harvey E. Buckmaster
    -----------------                               ---------------------------
                                                    Harvey E. Buckmaster,
                                                    Chief Financial Officer