Form 10KSB
period 1998-12-31
COMMERCIAL BANCORP INC /FL/
filed 1999-04-01
CIK 1024743

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

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

                                      NONE
                                      ----

                 Securities Registered Pursuant to Section 12(g)
                    of the Securities Exchange Act of 1934:

                                      NONE
                                      ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the  fiscal  year  ended  December  31,  1998:  $ 1,041,053

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

The number of shares outstanding of the Registrant's Common Stock, as of February 28, 1999: 464,791 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------


         1.       Portions of the Company's 1998 Annual Report.  (Part II)

         2. Portions of Proxy Statement for the 1999 Annual Meeting of Shareholders. (Part III)

                                TABLE OF CONTENTS

Consolidated--The Commercial Bancorp,  Inc. and Affiliates

         NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1998 Annual Report and 1999 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

         PART I                                                                                             Page Number
                                                                                                            -----------
         Item 1   Business.....................................................................                   3
         Item 2   Properties...................................................................                   8
         Item 3   Legal Proceedings............................................................                   8
         Item 4   Submission of Matters to a Vote of Security Holders..........................                   8


         PART II
         Item 5   Market for Common Equity and Related Stockholder Matters.....................                   9
         Item 6   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations....................................................                   9(1)
         Item 7   Financial Statements and Supplementary Data..................................                   9(1)
         Item 8   Changes in and Dsagreements with Accountants on
                  Accounting and Financial Disclosure..........................................                   9


         PART III
         Item 9   Directors and Executive Officers of the Registrant...........................                   10(2)
         Item 10  Executive Compensation.......................................................                   10(2)
         Item 11  Security Ownership of Certain Beneficial Owners and Management...............                   10(2)
         Item 12  Certain Relationships and Related Transactions...............................                   10(2)
         Item 13  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............                   11

--------------------------------------------------------------

         (1) These items are incorporated by reference from the Company's 1998 Annual Report pursuant to instruction E 2. of Form 10-KSB.

         (2) The material required by Items 9 through 11 is hereby incorporated by reference from the Company's definitive proxy statement pursuant to Instruction E 3. of Form 10-KSB.

                                     PART I

ITEM 1. - BUSINESS

Description

General

The Commercial Bancorp, Inc. ("TCB") is a bank holding company which owns 100% of the issued and outstanding common stock of The Commercial Bank of Volusia County, Ormond Beach, Florida (the "TCB-Volusia"). TCB was incorporated under the laws of the State of Florida on August 15, 1996 to acquire 100 percent of the shares to be issued by TCB-Volusia during its organizational stage and to enhance the Bank's ability to serve its future customers' requirements for financial services. TCB provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

TCB-Volusia is a state-chartered commercial bank, which opened for business on October 14, 1997. TCB-Volusia offers a wide range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit, commercial loans, real estate loans, home equity loans and consumer/installment loans. In addition, TCB-Volusia provides such consumer services as U.S. Savings Bonds, travelers checks, safe deposit boxes, bank by mail services and direct deposit services.

Market Area

The primary service area for TCB-Volusia includes the city of Ormond Beach and Ormond by the Sea, along with portion of the city of Holly Hill. There is a lot of competition among financial institutions in this area. There are 20 commercial banking offices and 3 savings and loan offices within the primary service area of TCB-Volusia. Most of these offices are branches of or are, affiliated with major bank holding companies.

TCB-Volusia is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have over the years, engaged more and more in providing services which have historically been traditional banking services. Due to the growth of the Volusia County area in general and the Bank's primary service area in particular, it is anticipated that competition will increase because of new entrants to the market.

Investments

As of December 31, 1998, federal funds sold comprised approximately 19.6% and securities available for sale comprised approximately 15.2% of TCB's assets. Net loans comprised approximately 53.3% of TCB's assets at December 31, 1998. TCB enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

Loan Portfolio

TCB-Volusia engages in a wide range of lending activities, including the originating and purchasing of commercial, consumer/installment and real estate loans.

Commercial lending is directed principally toward businesses whose demands for funds fall within TCB-Volusia's legal lending limits and which are potential deposit customers of TCB-Volusia. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. TCB-Volusia's real estate loans consist of residential and commercial first and second mortgage loans.

TCB-Volusia's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

TCB-Volusia's general policy is not to accrue interest on loans delinquent over ninety days unless fully secured and in the process of collection. The policy is that the accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received. The policy is that non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

As of December 31, 1998, TCB-Volusia had two loans totaling approximately $1.2 million where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. These loans have been classified by management as doubtful and a specific reserve allowance in the amount of $600,000 has been established to offset possible future losses. See Item 6 "Management's Discussion And Analysis & Financial Condition And Results Of Operations".

The majority of TCB-Volusia's loans are secured by real estate in Volusia County, Florida, where TCB-Volusia is located. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in this County.

Loan Loss Reserves

In determining the adequacy of TCB-Volusia's allowance for loan losses, management has considered that as of December 31, 1998, 75.1% of outstanding loans are in the commercial loan category, including loans secured by commercial real estate. Commercial loans are generally considered by management as having greater risk than other categories of loans in TCB-Volusia's loan portfolio. However, the majority of these commercial loans at December 31, 1998 were made on a secured basis, with collateral consisting primarily of real estate, accounts receivable, inventory, assignment of mortgages and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces any risk of loss inherently present in commercial loans.

TCB-Volusia's consumer loan portfolio at December 31, 1998 consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. Management believes that the risk associated with these types of loans has been adequately provided for in the loan loss reserve.

Residential real estate mortgage loans constitute 11.8% of outstanding loans at December 31, 1998. Management considers these loans to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral.

TCB-Volusia's Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies and TCB's certified public accountants, the services of outside consultants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment the system implemented by TCB-Volusia which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses and specific provisions for impaired loans. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, past loss experience of TCB-Volusia, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market.

TCB-Volusia maintains the allowance for loan losses at a level which management believes is sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (i) amounts allocated to loans based on collateral type and (ii) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Deposits

TCB-Volusia offers a wide range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. TCB-Volusia pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, TCB-Volusia has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

Correspondent Banking

TCB-Volusia purchases correspondent services offered by larger banks, including check collections, purchase or sale of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

TCB-Volusia sells loan participations to correspondent banks with respect to loans which exceed the Bank's lending limit of approximately $800,000. For the fiscal year ended December 31, 1998, TCB-Volusia had not sold any loan participations.

Data Processing

TCB-Volusia has a data processing servicing agreement with Citrus & Chemical Bank, Bartow, Florida. This servicing agreement provides for TCB-Volusia to receive a full range of data processing services including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. The data processing servicing agreement provides for TCB-Volusia to pay a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Employees

TCB-Volusia currently employs 10 full time persons, including 6 officers, and no part time persons. TCB-Volusia will hire additional persons as needed.

Monetary Policies

The results of operations of TCB and TCB-Volusia are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of TCB- Volusia.

Supervision and Regulation

TCB and TCB-Volusia operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of TCB and TCB-Volusia are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

TCB is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board Policy, TCB may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, TCB may not deem it advisable to provide such assistance.

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

As a state bank, TCB-Volusia is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. With respect to expansion, TCB-Volusia may establish branch offices anywhere within the State of Florida. TCB- Volusia is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, TCB-Volusia, as a subsidiary of the TCB, is subject to restrictions under federal law in dealing with TCB and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

Both TCB and TCB-Volusia are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1998, TCB's total risk-based capital and Tier 1 ratio were 23.2% and 18.3%, respectively. Both the Federal Reserve Board and the FDIC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                                              Total Risk -          Tier 1 Risk -        Tier 1
                                                            Based Capital          Based Capital        Leverage
                                                               Ratio                  Ratio              Ratio
                                                            -------------          -------------        --------
Well capitalized (1)                                            10%                       6%               5%
Adequately capitalized (1)                                       8%                       4%               4%(2)
Undercapitalized (3)                                          less than  8%        less than  4%      less than   4%
Significantly Undercapitalized (3)                            less than  6%        less than  3%      less than   3%
Critically Undercapitalized                                      -                        -           less than   2%

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

As a state  bank,  TCB-Volusia  is  subject  to  examination  and  review by the
Department. TCB-Volusia submits to the Department quarterly reports of condition, as well as such additional reports as may be required by the state banking laws.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that TCB and any other bank holding company located in Florida would be able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. During its 1996 Legislative Session the Florida Legislature adopted Legislation which permits interstate branching by acquisition but not by de novo branching.

As a bank holding company, TCB is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of TCB and each of its subsidiaries.

The scope of regulation and permissible activities of TCB and TCB-Volusia is subject to change by future federal and state legislation.


ITEM 2. - DESCRIPTION OF PROPERTY

     TCB-Volusia commenced business operations on October 14, 1997 in a leased shopping center unit located in the Trails Shopping Center in Ormond Beach, Florida. The facility is a 3,380 square foot unit consisting of a customer lobby, with 3 teller stations, customer lounge, 3 executive officers, operation area, and an employee lounge. TCB's headquarters are also located in this facility.


ITEM 3. - LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which TCB or TCB-Volusia is a party or of which any of their properties are subject; nor are there material proceedings known to TCB to be contemplated by any governmental authority; nor are there material proceedings known to TCB, pending or contemplated, in which any director, officer, affiliate or any principal security holder of TCB, or any associate of any of the foregoing is a party.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     During the period covered by this report and to date, there has been no established public trading market for TCB's Common Stock.

     As of March 15, 1999, the approximate number of holders of record of TCB's Common Stock was 350.

     To date, TCB has not paid any dividends on its Common Stock. It is the present policy of the Board of Directors of TCB to reinvest earnings for such period of time as is necessary to ensure the success of the operations of TCB and of TCB-Volusia. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of TCB.

     TCB-Volusia is restricted in its ability to pay dividends under Florida banking laws and by regulations of the Federal Deposit Insurance Corporation. Pursuant to Section 658.37, Florida Statutes, a state bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after charging off bad debts, depreciation, and other worthless assets. Payment of dividends out of net profits is further limited by Federal regulation which prohibits the payment of dividends if such payment would bring the Bank's capital below required levels.

     TCB commenced its initial public offering of common stock on April 28, 1997 which was the effective date of the Securities Act registration statement, File No. 333-19201. The offering is a continuous offering made under Rule 415 whereby TCB offered up to 750,000 shares of common stock for an aggregate of $7,500,000. The minimum offering of 450,000 shares was completed on September 19, 1997 and a closing was held at that time which resulted in TCB obtaining $4,500,000 in total offering proceeds from the Escrow Agent. The offering was still open as of December 31, 1997 and an additional 14,791 shares were sold between September 20 and December 31, 1997 resulting in TCB obtaining $147,910 in additional offering proceeds from the Escrow Agent. As of December 31, 1997, TCB had sold a total of 464,791 shares of common stock at $10.00 per share for a total of $4,647,910 in offering proceeds.

     From the Effective Date of Registration to and including December 31, 1997 TCB had incurred $14,720 in expenses associated with the offering, issuance and distribution of the common stock sold through December 31, 1997. No such expenses were paid to directors, officers or 10% shareholders of TCB, or their affiliates. All such payments were made to others. After deducting the above expenses, TCB received $4,633,190 in net proceeds. Of this amount, TCB purchased 100% of the issued and outstanding shares of The Commercial Bank of Volusia County for $4,250,000 and retained $383,190 for working capital. As of December 31, 1998, TCB had not issued any shares in exchange for outstanding warrants.


ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS & FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     TCB hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 20 of the 1998 Annual Report to Shareholders for the year ended December 31, 1998 filed as an Exhibit under Item 13 herein.


ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     TCB hereby incorporates by reference the Independent Auditors' Report and the Consolidated Financial Statements contained in the 1998 Annual Report filed as an Exhibit under Item 13 herein.


ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS - None

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     TCB hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 2 through 5 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 10. - EXECUTIVE COMPENSATION

     TCB hereby  incorporates  by  reference  the  section  entitled  "Executive
     Compensation" contained at page 5 of the Proxy Statement filed as an Exhibit under Item 13 herein.


ITEM 11. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)        Security Ownership of Certain Beneficial Owners

TCB hereby incorporates by reference the sections entitled "Election of Directors" and "Certain Shareholders" contained at page 2 of the Proxy Statement filed as an Exhibit under Item 13 herein.

(b)        Security Ownership of Management

TCB  hereby   incorporates  by  reference  the  section  entitled  "Election  of
Directors" contained at pages 2 through 3 of the Proxy Statement filed as an Exhibit under Item 13 herein.

(c)        Changes in Control

TCB is not aware of any arrangements, including any pledge by any person of securities of TCB, the operation of which may at a subsequent date result in a change of control of TCB.


ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TCB  hereby   incorporates   by  reference  the  section  titled   "Certain
     Relationships and Related Transactions" contained at page 5 through 6 of the Proxy Statement filed as an exhibit under Item 13 herein.

ITEM 13. - EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from TCB's Registration Statement on Form SB-2 under the Securities Act of 1933 for TCB, as effective with the Securities and Exchange Commission on April 28, 1997, Registration No. 333-19201 (referred to as "Registration Statement"). The exhibit numbers correspond to the exhibit numbers in the referenced documents.



Exhibit No.             Description of Exhibit
-----------             ----------------------

   *3.1   Amended and Restated Articles of Incorporation of TCB (Registration
               Statement)

   *3.2   By-laws of TCB (Registration Statement)

   *4.1   Specimen Common Stock Certificate (Registration Statement)

   *4.2   Specimen Warrant Certificate (Registration Statement)

   *4.4   Company's Warrant Plan (Registration Statement)

   22.1   TCB's 1999 Annual Meeting Proxy Statement.

   22.2   TCB's 1998 Annual Report


(b)  Reports on Form 8-K.           TCB did not file any reports on Form 8-K
     --------------------           during the last quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              The Commercial Bancorp,  Inc.


Dated:  March 30, 1999             By: /s/Gary G. Campbell
        --------------             -----------------------
                                   Gary G. Campbell
                                   President & CEO


Dated:  March 30, 1999             By: /s/Harvey E. Buckmaster
        --------------             ---------------------------
                                   Harvey E. Buckmaster
                                   Chief Financial and Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/GARY G. CAMPBELL                               March 30, 1999
-------------------                               --------------
GARY G. CAMPBELL,  President & CEO


/s/JAMES R. PEACOCK                               March 28, 1999
-------------------                               --------------
JAMES R. PEACOCK,  Director, Vice Chairman


/s/LARRY A. KENT                                  March 30, 1999
----------------                                  --------------
LARRY A. KENT,  Director, Chairman


/s/RICHARD R. DWYER                               March 30, 1999
-------------------                               --------------
RICHARD R. DWYER,  Director


/s/NORBERT A. WALZ                                March 30, 1999
------------------                                --------------
NORBERT A. WALZ,  Director


/s/JAMES F. MCCOLLUM                              March 30, 1999
--------------------                              --------------
JAMES F. MCCOLLUM,  Director


/s/H. FREDERICK KIEBER                            March 30, 1999
----------------------                            --------------
H. FREDERICK KIEBER, MD,  Director


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

TCB's Proxy  Statement  and 1998 Annual Report are included as Exhibits 22.1 and
22.2 of this filing.