Form 10QSB
period 1999-03-31
COMMERCIAL BANCORP INC /FL/
filed 1999-05-12
CIK 1024743

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   (Mark One)

X Quarterly  report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended March 31, 1999

____ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to ___________________

Commission file number 333-19201

                          THE COMMERCIAL BANCORP, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                       59-3396236
(State or Other Jurisdiction                       (I.R.S. Employer
of Incorporation or Organization)                 Identification No.)

                               258 North Nova Road
                           Ormond Beach, Florida 32174
                    (Address of Principal Executive Offices)

                                 (904) 672-3003
                (Issuer's Telephone Number, Including Area Code)


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

                  467,041 shares outstanding at April 26, 1999
                  --------------------------------------------

--------------------------------------------------------------------------------


                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                               Page
     Condensed Consolidated Balance Sheets -
       At March 31, 1999 (unaudited) and At December 31, 1998...................................................2

     Condensed Consolidated Statements of Operations -
       Three Months ended March 31, 1999 and 1998 (unaudited)...................................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Three Months ended March 31, 1999 (unaudited)............................................................4

     Condensed Consolidated Statements of Cash Flows -
       Three Months ended March 31, 1999 and 1998 (unaudited)...................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-7

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................................8-10

   Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................................11

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings..................................................................................11

   Item 2.  Changes in Securities and Use of Proceeds..........................................................11

   Item 6.  Exhibits and Reports on Form 8-K...................................................................11

SIGNATURES.....................................................................................................12

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                       At
                                                                                            ---------------------------
                                                                                            March 31,      December 31,
                                                                                            ---------      ------------
    Assets                                                                                    1999            1998
                                                                                              ----            ----
                                                                                          (unaudited)
Cash and due from banks.........................................................        $     567,261          689,903
Federal funds sold..............................................................            2,817,476        4,258,602
                                                                                          -----------       ----------

            Total cash and cash equivalents.....................................            3,384,737        4,948,505

Securities available for sale...................................................            2,528,740        3,302,486
Loans, net of allowance for loan losses of $787,000
    in 1999 and $760,000 in 1998................................................           12,193,823       11,563,373
Premises and equipment, net.....................................................              829,970          838,931
Accrued interest receivable.....................................................               75,573           89,527
Restricted security, Federal Home Loan Bank stock, at cost                                     64,500           50,000
Deferred tax asset..............................................................              897,321          824,981
Other assets....................................................................               59,051           58,003
                                                                                         ------------     ------------

            Total assets........................................................         $ 20,033,715       21,675,806
                                                                                           ==========       ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Demand deposits.............................................................              746,128          904,585
    Savings and NOW deposits....................................................            4,086,681        5,068,758
    Money-market deposits.......................................................              352,325          329,293
    Time deposits...............................................................           10,019,242       10,482,545
                                                                                           ----------       ----------

            Total deposits......................................................           15,204,376       16,785,181

    Advance from Federal Home Loan Bank.........................................            1,000,000        1,000,000
    Other borrowings............................................................              407,249          364,749
    Official checks.............................................................              124,396          127,342
    Accrued interest payable and other liabilities..............................              138,220          141,642
                                                                                          -----------      -----------

            Total liabilities...................................................           16,874,241       18,418,914
                                                                                           ----------       ----------

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized,
        467,041 and 464,791 shares issued and outstanding.......................                4,670            4,648
    Additional paid-in capital..................................................            4,651,020        4,628,542
    Accumulated deficit.........................................................           (1,497,050)      (1,370,803)
    Accumulated other comprehensive income......................................                  834           (5,495)
                                                                                        -------------     ------------

            Total stockholders' equity..........................................            3,159,474        3,256,892
                                                                                           ----------       ----------

            Total liabilities and stockholders' equity..........................         $ 20,033,715       21,675,806
                                                                                           ==========       ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                 ------------------
                                                                                                1999            1998
                                                                                                ----            ----
                                                                                                    (unaudited)
Interest income:
    Loans...............................................................................    $ 242,218         122,657
    Securities available for sale.......................................................       31,420          -
    Other interest-earning assets.......................................................       43,177          46,294
                                                                                             --------         -------

            Total interest income.......................................................      316,815         168,951
                                                                                              -------         -------

Interest expense:
    Deposits............................................................................      178,926          80,842
    Other...............................................................................       19,054            -
                                                                                             --------         -------

            Total interest expense......................................................      197,980          80,842
                                                                                              -------        --------

            Net interest income ........................................................      118,835          88,109

Provision for loan losses...............................................................       27,000          29,000
                                                                                             --------        --------

            Net interest income after provision for
              loan losses...............................................................       91,835          59,109
                                                                                             --------        --------

Noninterest income-
    Service charges and fees............................................................       11,341           9,514
                                                                                             --------        --------

Noninterest expense:
    Salaries and employee benefits......................................................      165,716          97,322
    Occupancy expense...................................................................       55,195          41,672
    Professional fees...................................................................       29,181          11,809
    Advertising.........................................................................        1,511          28,439
    Other                                                                                      54,020          48,999
                                                                                             --------         -------

            Total noninterest expense...................................................      305,623         228,241
                                                                                              -------         -------

Loss before income tax benefit..........................................................     (202,447)       (159,618)

            Income tax benefit..........................................................      (76,200)        (49,700)
                                                                                             --------        --------

Net loss................................................................................    $(126,247)       (109,918)
                                                                                              =======         =======

Loss per share, basic................................................................... $       (.27)           (.24)
                                                                                           ==========      ==========

Dividends per share..................................................................... $       -              -
                                                                                          ===========      ==========

Weighted-average number of shares outstanding for
    basic...............................................................................      464,916         464,791
                                                                                              =======         =======





See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 1999


                                                                                                   Accumulated
                                                                                                      Other
                                                                       Additional                     Compre-        Total
                                                            Common      Paid-In       Accumulated    hensive    Stockholders'
                                                            Stock       Capital       Deficit         Income        Equity
                                                            -----       -------       -------         ------        ------
Balance at December 31, 1998.........................      $ 4,648      4,628,542      (1,370,803)     (5,495)       3,256,892
                                                                                        ---------       -----        ---------

Comprehensive income:
     Net loss (unaudited)............................         -            -             (126,247)       -            (126,247)

     Net change in unrealized gain on
         securities available for sale,
         net of tax of $3,860
         (unaudited).................................         -            -               -            6,329            6,329
                                                                                   --------------       -----      -----------

Comprehensive income (unaudited)                              -            -             (126,247)      6,329         (119,918)

Issuance of 2,250 shares of common
     stock upon exercise of 2,250
     warrants (unaudited)............................           22         22,478          -             -              22,500
                                                           -------     ----------   -------------    --------       ----------

Balance at March 31, 1999 (unaudited)                      $ 4,670      4,651,020      (1,497,050)        834        3,159,474
                                                           =======      =========      ==========         ===        =========
























See Accompanying Notes to Condensed Consolidated Financial Statements.


                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                             1999             1998
                                                                                             ----             ----
                                                                                                  (unaudited)
Cash flows from operating activities:
    Net loss.........................................................................    $  (126,247)        (109,918)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation.................................................................         21,742           17,899
        Provision for loan losses....................................................         27,000           29,000
        Credit for deferred income taxes.............................................        (76,200)         (49,700)
        Net amortization of loan fees, premiums and discounts                                 20,904           (7,120)
        Deferral of loan fees collected, net of costs deferred                                (4,105)           4,944
        Decrease (increase) in accrued interest receivable and
          other assets...............................................................         12,906          (79,677)
        (Decrease) increase in official checks, accrued interest
          payable and other liabilities..............................................         (6,368)         108,868
                                                                                         -----------       ----------

        Net cash used in operating activities........................................       (130,368)         (85,704)
                                                                                           ---------      -----------

Cash flows from investing activities:
    Principal repayments on securities available for sale                                    768,061             -
    Net increase in loans............................................................       (658,375)      (2,543,560)
    Purchase of premises and equipment...............................................        (12,781)         (73,475)
    Purchase of Federal Home Loan Bank stock.........................................        (14,500)          -
                                                                                          ----------        ---------

        Net cash provided by (used in) investing activities                                   82,405       (2,617,035)
                                                                                          ----------        ---------

Cash flows from financing activities:
    Net (decrease) increase in demand, savings, NOW and money-
        market deposits..............................................................     (1,117,502)         621,647
    Net (decrease) increase in time deposits.........................................       (463,303)       6,438,193
    Net increase in other borrowings.................................................         42,500           -
    Proceeds from issuance of common stock upon exercise of
        warrants.....................................................................         22,500           -
                                                                                         -----------        ---------

        Net cash (used in) provided by financing activities                               (1,515,805)       7,059,840
                                                                                           ---------        ---------

Net (decrease) increase in cash and cash equivalents                                      (1,563,768)       4,357,101

Cash and cash equivalents at beginning of period                                           4,948,505        2,465,817
                                                                                           ---------        ---------

Cash and cash equivalents at end of period...........................................    $ 3,384,737        6,822,918
                                                                                           =========        =========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
        Interest.....................................................................   $    200,616           62,775
                                                                                          ==========        =========

        Income taxes.................................................................   $      -                 -
                                                                                         =============      =========

    Noncash transactions-
        Accumulated other comprehensive income, net change
          in unrealized gain on securities available for sale,
          net of tax.................................................................  $       6,329           (5,495)
                                                                                         ===========        ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) Basis of Presentation. In the opinion of the management the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of operations and other data for the three- month period ended March 31, 1999, are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

           The condensed consolidated financial statements include the accounts of The Commercial Bancorp, Inc. (the "Holding Company") and its wholly-owned subsidiary, The Commercial Bank of Volusia County (the "Bank") (together, "TCB"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:

                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                                1999        1998
                                                                                                ----        ----

           Average net investment in impaired loans.......................................    $ 599,513         -
                                                                                                =======    ======

           Interest income recognized on impaired loans..................................     $    -            -
                                                                                            ===========    ======

           Interest income received on impaired loans.....................................    $    -            -
                                                                                            ===========    ======

        The activity in the allowance for loan losses was as follows:



                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                                1999        1998
                                                                                                ----        ----

           Balance at beginning of period.................................................  $ 760,000        35,000
           Provision for loan losses......................................................     27,000        29,000
                                                                                              -------        ------

           Balance at end of period.......................................................  $ 787,000        64,000
                                                                                              =======        ======

(3) Loss Per Share. Basic loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. TCB's common stock equivalents are not dilutive due to the net losses incurred by TCB during the three months ended March 31, 1999 and 1998.

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(4) Regulatory Matters. The Holding Company and the Bank are subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on TCB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at March 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

           As of March 31, 1999, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                                   To Be Well
                                                                         Minimum                Capitalized Under
                                                                        For Capital             Prompt Corrective
                                                Actual              Adequacy Purposes:          Action Provisions:
                                                ------              ------------------          ------------------
                                       Amount            %          Amount           %          Amount            %
                                       ------            -          ------           -          ------            -
     At March 31, 1999:
         Total capital (to Risk-
         Weighted Assets)...........  $ 2,563           19.6%    $ 1,048           8.0%      $ 1,310            10.0%
         Tier I Capital (to Risk-
         Weighted Assets)...........    2,392           18.3         524           4.0           786             6.0
         Tier I Capital
         (to Average Assets)........    2,392           12.1         792           4.0           988             5.0

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Comparison of March 31, 1999 and 1998 (Unaudited) and December 31, 1998

General
     The Holding Company was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of the Bank. The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides community banking services to businesses and individuals in Volusia County, Florida.

New Bank Charter
     TCB along with a group of local organizers made application to the state of Florida for a bank charter in Highlands County, Florida. Management planned to raise the capital for the new bank from a public offering of TCB's common stock. In early 1999, TCB withdrew their application and management terminated its planned public offering.

Liquidity and Capital Resources
     TCB's primary source of cash during the three months ended March 31, 1999 was from principal repayments on securities available for sale. Cash was used primarily to fund loan originations and to fund net deposit outflows. At March 31, 1999, TCB had unfunded lines of credit of approximately $1.4 million and approximately $4.5 million in time deposits maturing in one year or less. At March 31, 1999, the Bank exceeded its regulatory liquidity requirements.

   The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                       Three Months                          Three Months
                                                                           Ended          Year Ended            Ended
                                                                          March 31,       December 31,         March 31,
                                                                            1999             1998                1998
                                                                      ---------------   ---------------       ---------
        Average equity as a percentage
           of average assets......................................        15.30%            22.51%             38.26%

        Total equity to total assets at end of period                     15.77%            15.03%             29.88%

        Return on average assets (1)..............................        (2.41)%           (6.35)%            (3.93)%

        Return on average equity (1)..............................       (15.74)%          (28.23)%           (10.28)%

        Noninterest expense to average assets (1).................         5.83%             7.32%              8.16%

        Nonperforming loans and foreclosed
           real estate as a percentage of total assets
           at end of period.......................................         6.42%             5.53%                NIL

        Allowance for loan losses as a percentage of
           total loans at end of period...........................         6.06%             6.17%              1.01%


----------------------
        (1)     Annualized for the three months ended March 31, 1999 and 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Changes in Financial Condition

   Total assets decreased $1.6 million from $21.7 million at December 31, 1998 to $20.0 million at March 31, 1999, primarily as a result of decreases in cash and cash equivalents of $1.6 million and securities available for sale of $.8 million, partially offset by an increase in loans of $.6 million. Deposits decreased $1.6 million from $16.8 million at December 31, 1998 to $15.2 million at March 31, 1999.

Results of Operations

       Comparison of the Three-Month Periods Ended March 31, 1999 and 1998

   General. Net loss for the three months ended March 31, 1999 was $126,247, or $.27 per basic share, compared to a net loss for the three months ended March 31, 1998 of $109,918, or $.24 per basic share. At March 31, 1999 and 1998, the Bank had not achieved the asset size to operate profitably.

   Interest Income and Expense. Interest income increased to $316,815 for the three months ended March 31, 1999 from $168,951 for the three months ended March 31, 1998. Interest income earned on loans increased $119,561 to $242,218 in 1999 due to an increase in the average loan portfolio balance to $12.1 million for the three months ended March 31, 1999 from $5.7 million for the comparable period in 1998, partially offset by a decrease in the average yield earned to 7.99% in 1999 from 8.56% in 1998.

      Interest expense increased to $197,980 for the three months ended March 31, 1999 from $80,842 for the three months ended March 31, 1998. Interest expense on deposits increased $98,084 due to an increase in average balance of deposits to $15.3 million for the three months ended March 31, 1999 from $6.5 million for the comparable period in 1998, partially offset by a decrease in the average cost to 4.67% in 1999 from 4.97% in 1998.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses for the three months ended March 31, 1999 was $27,000 and the allowance for loan losses was $787,000 at March 31, 1999. Management believes the allowance is adequate at March 31, 1999.

   Noninterest Expense. Noninterest expense totaled $305,623 for the three months ended March 31, 1999 compared to $228,241 for the three months ended March 31, 1998. Salaries and employee benefits was the largest noninterest expense during 1999, increasing to $165,716 from $97,322 in the 1998 period.

   Income Tax  Benefit.  The income tax benefit for the three months ended March
      31, 1999 was $76,200 (an effective rate of 37.6%) compared to $49,700 (an effective rate of 31.1%) for the three months ended March 31, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                    Year 2000

TCB is acutely aware of the many areas affected by the Year 2000 computer issue, including those addressed by the Federal Financial Institutions Examination Council ("FFIEC") in its interagency statement which provided an outline for institutions to effectively manage the Year 2000 challenges. A Year 2000 plan has been approved by the Board of Directors which includes multiple phases, tasks to be completed, and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

TCB has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. TCB has completed its awareness, assessment and renovation phases and is actively involved in validating and implementing its plan. At the present time, TCB has substantially completed its testing phase. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual bases, TCB has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported results from operations.

TCB's vendors and suppliers have been contacted for written confirmation of their product's readiness for the Year 2000 compliance. All significant vendors of TCB have provided confirmation that they are Year 2000 compliant. TCB's main service provider has completed testing of its mission critical application software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. TCB has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of Year 2000 ready software and the same hardware and operating systems. TCB personnel have also performed Year 2000 testing on their computer databases and software applications and have found them to be Year 2000 ready.

TCB also recognizes the importance of determining that its borrowers are facing the Year 2000 problem in a timely manner to avoid deterioration of the loan portfolio solely due to this issue. All material relationships have been identified and questionnaires have been completed to assess the inherent risks. Deposit customers have received statement stuffers and information material in this regard. TCB plans to work on a one-on-one basis with any borrower who has been identified as having high Year 2000 risk exposure.

Accordingly, management does not believe that TCB has incurred or will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that TCB will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with TCB or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on TCB's business, financial condition, and results of operations.

TCB's contingency plans relative to Year 2000 issues have not been finalized. These plans are evolving as the testing of systems proceeds. During the completion of the testing phase management will determine if it is necessary to develop a "worst case scenario" contingency plan. Based on testing results to date (as noted above), TCB's mission critical systems have been deemed to be Year 2000 compliant and, therefore a contingency plan has not been developed with respect to those systems. Alternatively, some systems could be handled manually on an interim basis. It is anticipated that TCB's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly TCB will maintain higher liquidity levels.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1.         Legal Proceedings

There are no material pending legal proceedings to which The Commercial Bancorp, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 1999, 2,250 shares were issued to holders of warrants at a purchase price of $10.00 per share.

Proceeds were used for general corporate purposes.

Item 6.         Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from TCB's Registration Statement on Form SB-2 under the Securities Act of 1933 for TCB, as effective with the Securities and Exchange Commission on April 28, 1997, Registration No. 333-19201 (referred to as "Registration Statement"). The exhibits which are denominated by a double asterisk (**) where filed with TCB's 1998 Form 10- KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

      Exhibit Number                      Description of Exhibit
      --------------                      ----------------------

        *3.1                              Amended and Restated Articles of Incorporation of TCB
        *3.2                              By-laws of TCB (Registration Statement)
        *4.1                              Specimen Common Stock Certificate (Registration Statement)
        *4.2                              Specimen Warrant Certificate (Registration Statement)
        *4.4                              Company's Warrant Plan (Registration Statement)
        **22.1                            TCB's 1999 Annual Meeting Proxy Statement
        **22.2                            TCB's 1998 Annual Report
        27                                Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE COMMERCIAL BANCORP, INC.
                                      (Registrant)





Date:     , 1999                  By:         /s/Gary G. Campbell
     ------------------                       --------------------
                                                 Gary G. Campbell, President and
                                                 Chief Executive Officer




Date:     , 1999                  By:          /s/Harvey E. Buckmaster
     ------------------                        ------------------------
                                                  Harvey E. Buckmaster,
                                                        Chief Financial Officer