Form 10QSB
period 1999-06-30
COMMERCIAL BANCORP INC /FL/
filed 1999-07-29
CIK 1024743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999

___  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from to

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

                               258 North Nova Road
                           Ormond Beach, Florida 32174
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (904) 672-3003
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


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


                  474,941 shares outstanding at June 30, 1999
                  -------------------------------------------

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                               Page

Condensed Consolidated Balance Sheets At June 30, 1999 (unaudited) and
      At December 31, 1998.................................................2

Condensed  Consolidated  Statements of Operations Three and Six Months
      ended June 30, 1999 and 1998 (unaudited).............................3

Condensed Consolidated  Statement of Stockholders' Equity - Six Months
      ended June 30, 1999 (unaudited)......................................4

Condensed Consolidated  Statements of Cash Flows Six Months ended June
      30, 1999 and 1998 (unaudited)........................................5

Notes to Condensed Consolidated Financial Statements (unaudited).........6-8

Item  2. Management's  Discussion and Analysis of Financial  Condition
      and Results of Operations...........................................13

Item  3. Quantitative and Qualitative Disclosures About Market Risk.......14

PART II. OTHER INFORMATION

Item  1. Legal Proceedings................................................14

Item  2. Changes in Securities and Use of Proceeds........................14

Item  4. Submission of Matters to a Vote of Security Holders...........14-15

Item  6. Exhibits and Reports on Form 8-K ................................15

SIGNATURES................................................................16


                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                              At
                                                                 ----------------------------
                                                                  June 30,      December 31,
                                                                  --------      ------------
          Assets                                                    1999            1998
          ------                                                    ----            ----
                                                                (unaudited)

Cash and due from banks ...................................   $    519,974         689,903
Federal funds sold ........................................      1,495,663       4,258,602
                                                              ------------      ----------

Total cash and cash equivalents ...........................      2,015,637       4,948,505

Securities available for sale .............................      3,714,490       3,302,486
Loans, net of allowance for loan losses of $556,458
in 1999 and $760,000 in 1998 ..............................     12,806,814      11,563,373
Premises and equipment, net ...............................        524,823         838,931
Accrued interest receivable ...............................        106,335          89,527
Restricted security, Federal Home Loan Bank stock, at cost          64,500          50,000
Deferred tax asset ........................................        857,211         824,981
Other assets ..............................................         51,382          58,003
                                                              ------------      ----------

Total assets ..............................................   $ 20,141,192      21,675,806
                                                              ============      ==========

Liabilities and Stockholders' Equity

Liabilities:
Demand deposits ...........................................        801,244         904,585
Savings and NOW deposits ..................................      4,013,551       5,068,758
Money-market deposits .....................................        364,076         329,293
Time deposits .............................................     10,406,787      10,482,545
                                                              ------------      ----------

Total deposits ............................................     15,585,658      16,785,181

Advance from Federal Home Loan Bank .......................      1,000,000       1,000,000
Other borrowings ..........................................           --           364,749
Official checks ...........................................        169,474         127,342
Other liabilities .........................................         81,135         141,642
                                                              ------------      ----------

Total liabilities .........................................     16,836,267      18,418,914
                                                              ------------      ----------

Stockholders' equity:
Common stock, $.01 par value; 10,000,000 shares authorized,
474,941 and 464,791 shares issued and outstanding .........          4,749           4,648
Additional paid-in capital ................................      4,729,941       4,628,542
Accumulated deficit .......................................     (1,415,195)     (1,370,803)
Accumulated other comprehensive income ....................        (14,570)         (5,495)
                                                              ------------      ----------

Total stockholders' equity ................................      3,304,925       3,256,892
                                                              ------------      ----------

Total liabilities and stockholders' equity ................   $ 20,141,192      21,675,806
                                                              ============      ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                 Condensed Consolidated Statements of Operations

                                                    Three Months Ended        Six Months Ended
                                                         June 30,                 June 30,
                                                    ------------------        ----------------
                                                    1999         1998         1999        1998
                                                    ----         ----         ----        ----
                                                       (unaudited)              (unaudited)
Interest income:
Loans .......................................   $ 260,934      164,782      503,152      287,439
Securities available for sale ...............      36,385       31,480       67,805       31,480
Other interest-earning assets ...............      30,114       60,705       73,291      106,999
                                                ---------      -------      -------      -------

Total interest income .......................     327,433      256,967      644,248      425,918
                                                ---------      -------      -------      -------

Interest expense:
Deposits ....................................     171,385      154,288      350,311      235,130
Other .......................................      18,772        1,792       37,826        1,792
                                                ---------      -------      -------      -------

Total interest expense ......................     190,157      156,080      388,137      236,922
                                                ---------      -------      -------      -------

Net interest income .........................     137,276      100,887      256,111      188,996

(Credit) provision for loan losses ..........    (158,000)      26,000     (131,000)      55,000
                                                ---------      -------      -------      -------

Net interest income after
  (credit) provision for loan losses ........     295,276       74,887      387,111      133,996
                                                ---------      -------      -------      -------

Noninterest income:
Service charges and fees ....................      12,005        9,257       23,346       18,771
Recovery of organizational expenses .........     109,609         --        109,609         --
                                                ---------      -------      -------      -------

Total noninterest income ....................     121,614        9,257      132,955       18,771
                                                ---------      -------      -------      -------

Noninterest expense:
Salaries and employee benefits ..............     144,336      115,724      310,052      213,046
Occupancy expense ...........................      58,177       46,759      113,372       88,431
Professional fees ...........................      25,320       16,196       54,501       28,005
Advertising .................................       6,867       20,761        8,378       49,200
Other .......................................      50,835       49,218      104,855       98,217
                                                ---------      -------      -------      -------

Total noninterest expense ...................     285,535      248,658      591,158      476,899
                                                ---------      -------      -------      -------

Earnings (loss) before income taxes
(benefit) ...................................     131,355      (164,514)    (71,092)    (324,132)

Income taxes (benefit) ......................      49,500      (53,500)     (26,700)    (103,200)
                                                ---------      -------      -------      -------

Net earnings (loss) .........................   $  81,855     (111,014)     (44,392)    (220,932)
                                                =========      =======      =======      =======

Earnings (loss) per share, basic and diluted    $     .17         (.24)        (.09)        (.48)
                                                =========      =======      =======      =======

Weighted-average number of shares outstanding
for basic and diluted .......................     471,822      464,791      468,369      464,791
                                                =========      =======      =======      =======

Dividends per share .........................   $    --           --           --           --
                                                =========      =======      =======      =======


See Accompanying Notes to Condensed Consolidated Financial Statements.


                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                    Six Months Ended June 30, 1999


                                                                                Accumulated
                                                                                   Other
                                                     Additional                   Compre-       Total
                                           Common     Paid-In    Accumulated      hensive    Stockholders'
                                           Stock      Capital      Deficit         Income       Equity
                                           -----      -------      -------         ------       ------

Balance at December 31, 1998 .......   $    4,648    4,628,542   (1,370,803)       (5,495)    3,256,892

Comprehensive income:
Net loss (unaudited) ...............         --           --        (44,392)         --         (44,392)

Net change in unrealized loss on
securities available for sale,
net of tax of $5,530
(unaudited) ........................         --           --           --          (9,075)       (9,075)
                                                                 ----------        ------     ---------

Comprehensive income (unaudited) ...         --           --        (44,392)       (9,075)      (53,467)

Issuance of 10,150 shares of common
stock upon exercise of 10,150
warrants (unaudited) ...............          101      101,399         --            --         101,500
                                       ----------    ---------   ----------        ------     ---------

Balance at June 30, 1999 (unaudited)   $    4,749    4,729,941   (1,415,195)      (14,570)    3,304,925
                                       ==========    =========   ==========       =======     =========

See Accompanying Notes to Condensed Consolidated Financial Statements.


              THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statements of Cash Flows

                                                                        Six Months Ended
                                                                            June 30,
                                                                        ----------------
                                                                       1999          1998
                                                                       ----          ----
                                                                          (unaudited)
Cash flows from operating activities:
Net loss .....................................................   $   (44,392)      (220,932)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation .................................................        44,229         38,418
(Credit) provision for loan losses ...........................      (131,000)        55,000
Credit for deferred income taxes .............................       (26,700)      (103,200)
Net amortization of fees, costs, premiums and discounts ......        35,686         15,932
Increase in accrued interest receivable and other assets .....       (10,187)      (115,138)
(Decrease) increase in other liabilities .....................       (60,507)       158,758
                                                                  ----------     ----------

Net cash used in operating activities ........................      (192,871)      (171,162)
                                                                  ----------     ----------

Cash flows from investing activities:
Purchases of securities available for sale ...................    (1,518,438)    (5,162,377)
Principal repayments on securities available for sale ........     1,066,638        193,942
Net increase in loans ........................................    (1,122,936)    (5,063,869)
Purchases of premises and equipment ..........................       (23,505)      (345,065)
Purchase of Federal Home Loan Bank stock .....................       (14,500)          --
Proceeds from sale of premises and equipment .................       293,384           --
                                                                  ----------     ----------

Net cash used in investing activities ........................    (1,319,357)   (10,377,369)
                                                                  ----------     ----------

Cash flows from financing activities:
Net (decrease) increase in demand, savings, NOW and
money-market deposits ........................................    (1,123,765)     1,970,637
Net (decrease) increase in time deposits .....................       (75,758)     8,884,655
Net decrease in other borrowings .............................      (364,749)          --
Net increase in official checks ..............................        42,132          9,337
Proceeds from issuance of common stock upon exercise
of warrants ..................................................       101,500           --
                                                                  ----------     ----------

Net cash (used in) provided by financing activities ..........    (1,420,640)    10,864,629
                                                                  ----------     ----------

Net (decrease) increase in cash and cash equivalents .........    (2,932,868)       316,098

Cash and cash equivalents at beginning of period .............     4,948,505      2,465,817
                                                                  ----------     ----------

Cash and cash equivalents at end of period ...................   $ 2,015,637      2,781,915
                                                                 ===========      =========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest .....................................................   $   392,445        212,571
                                                                 ===========      =========

Income taxes .................................................   $      --             --
                                                                 ===========      =========

Noncash transactions-
Accumulated other comprehensive income, net change in
  unrealized loss on securities available for sale, net of tax   $    (9,075)        (7,277)
                                                                 ===========      =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

              THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

   Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General Description and Basis of Presentation. The Commercial Bancorp, Inc. (the "Holding Company") was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of The Commercial Bank of Volusia County (the "Bank") (together, "TCB"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides community banking services to businesses and individuals in Volusia County, Florida.

         In the opinion of the management of TCB, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The results of operations and other data for the three and six months ended June 30, 1999, are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

         The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. The following summarizes the collateral dependent amounts of impaired loans:

                                                                                                At
                                                                                     -------------------------
                                                                                     June 30,     December 31,
                                                                                     --------     ------------
                                                                                       1999          1998
                                                                                       ----          ----

Loans identified as impaired:
Gross loans with no related allowance for loan losses ..........................   $     --            --
Gross loans with related allowance for loan losses recorded ....................      597,275     1,199,025
Less: Allowances on these loans ................................................     (298,637)     (599,512)
                                                                                   -----------    ----------

Net investment in impaired loans ...............................................   $  298,638       599,513
                                                                                   ==========     =========

The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                        ----------------
                                                                                       1999          1998
                                                                                       ----          ----

Average net investment in impaired loans .......................................   $  549,367          --
                                                                                   ==========     =========

Interest income recognized on impaired loans ...................................   $     --            --
                                                                                   ==========     =========

Interest income received on impaired loans .....................................   $     --            --
                                                                                   ==========     =========

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(2) Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses was as follows:


                                        Three Months Ended      Six Months Ended
                                              June 30,               June 30,
                                        1999          1998        1999        1998
                                        ----          ----        ----        ----
Balance at beginning of period ...   $ 787,000       64,000     760,000       35,000
(Credit) provision for loan losses    (158,000)      26,000    (131,000)      55,000
Loan charge-offs .................     (72,542)        --       (72,542)        --
                                     ---------       ------     -------       ------

Balance at end of period .........   $ 556,458       90,000     556,458       90,000
                                     =========       ======     =======       ======

(3) Earnings Per Share ("EPS"). Basic EPS has been computed on the basis of the weighted-average number of shares of common stock outstanding. TCB's common stock equivalents are not dilutive.

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

         Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 1999, that the Company meets all capital adequacy requirements to which it is subject.

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(4) Regulatory Matters, Continued. As of June 30, 1999, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                 To Be Well
                                               Minimum        Capitalized Under
                                              For Capital     Prompt Corrective
                             Actual        Adequacy Purposes: Action Provisions:
                          -------------    ----------------- -------------------
                           Amount       %   Amount      %    Amount      %
                           ------       -   ------      -    ------      -
At June 30, 1999:
Total capital (to Risk-
  Weighted Assets) .....   $2,626     19.3% $1,091     8.0% $1,364     10.0%
Tier I Capital (to Risk-
  Weighted Assets) .....    2,451     18.0     546     4.0     818      6.0
Tier I Capital
  (to Average Assets) ..    2,451     12.9     761     4.0     951      5.0

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

          Comparison of June 30, 1999 (Unaudited) and December 31, 1998

General
         The Commercial Bancorp, Inc. (the "Holding Company") was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of The Commercial Bank of Volusia County (the "Bank") (together, "TCB"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides community banking services to businesses and individuals in Volusia County, Florida.

New Bank Charter
         TCB along with a group of local organizers made application to the State of Florida for a bank charter in Highlands County, Florida. Management planned to raise the capital for the new bank from a public offering of TCB's common stock. In early 1999, TCB and the organizers withdrew their application and management terminated its planned public offering. The application was assumed by the local organizers and others, as a result TCB was able to recover some of the organizational expenses which had been previously expensed. In addition, TCB sold property and equipment which had been purchased for the proposed Highlands County Bank, to the local organizers.

Liquidity and Capital Resources
         TCB's primary source of cash during the six months ended June 30, 1999 was from principal repayments on securities available for sale. Cash was used primarily to fund loan originations and net deposit outflows and to purchase securities available for sale. At June 30, 1999, TCB had unfunded lines of credit of approximately $1.0 million and approximately $7.5 million in time deposits maturing in one year or less. At June 30, 1999, the Bank exceeded its regulatory liquidity requirements.

         The following table shows selected ratios for the periods ended or at the dates indicated:

                                             Six Months                Six Months
                                                  Ended    Year Ended  Ended
                                                June 30,  December 31, June 30,
                                                    1999     1998      1998
                                                    ----     ----      ----
Average equity as a percentage
of average assets ...........................      15.70%    22.51%    30.05%

Total equity to total assets at end of period      16.41%    15.03%    22.97%

Return on average assets (1) ................       (.43)%   (6.35)%   (3.15)%

Return on average equity (1) ................      (2.75)%  (28.23)%  (10.49)%

Noninterest expense to average assets (1) ...       5.75%     7.32%     6.81%

Nonperforming loans and foreclosed
real estate as a percentage of total assets
at end of period ............................       3.32%     5.53%      NIL

Allowance for loan losses as a percentage of
total loans at end of period ................       4.16%     6.17%     1.03%

--------------------------
(1)     Annualized for the six months ended June 30, 1999 and 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Changes in Financial Condition

         Total assets decreased $1.6 million from $21.7 million at December 31, 1998 to $20.1 million at June 30, 1999, primarily as a result of decreases in cash and cash equivalents of $2.9 million, partially offset by an increase in loans of $1.2 million. Deposits decreased $1.2 million from $16.8 million at December 31, 1998 to $15.6 million at June 30, 1999. Management expects the growth of the Bank and the Company to resume during the balance of 1999.

Results of Operations

       Comparison of the Three-Month Periods Ended June 30, 1999 and 1998

General. Net earnings for the three months ended June 30, 1999 was $81,855, or $.17 per basic and diluted share compared to a net loss for the three months ended June 30, 1998 of ($111,014), or $(.24) per basic and diluted share. Net earnings for the 1999 period included a $109,609 recovery of previously expensed organizational costs related to the Highlands County Bank charter application and a $158,000 credit for loan losses due to the settlement of two impaired loans to a single borrower. Without these recoveries the Company would have reported a loss for the period. At June 30, 1999 or 1998, the Bank had not achieved the asset size to operate profitably from operations.

Interest Income. Interest income increased $70,466 or 27.4% to $327,433 for the three months ended June 30, 1999 from $256,967 for the three months ended June 30, 1998. Interest income earned on loans increased $96,152 or 58.4% from $164,782 for the three months ended June 30, 1998 to $260,934 during the three months ended June 30, 1999. The increase was due to an increase in the average loan portfolio of $6.2 million or 80.9% for the three months ended June 30, 1999 compared to the same period in 1998, partially offset by a decrease in the average yield earned from 8.66% in 1998 to 7.57% in 1999.

Interest Expense. Interest expense increased $34,077 or 21.8% to $190,157 for the three months ended June 30, 1999 from $156,080 for the three months ended June 30, 1998. This increase was due to an increase in average interest-bearing liabilities outstanding of $3.8 million or 31.3% during the three months ended June 30, 1999 when compared to the same period in 1998, partially offset by a decrease in the average rate paid from 5.10% in 1998 to 4.80% in 1999.

(Credit)  Provision for Loan Losses.  The (credit)  provision for loan losses is
     (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. The credit for loan losses for the three months ended June 30, 1999 was $158,000 and the allowance for loan losses was $556,458 at June 30, 1999. The credit for loan losses resulted from a settlement of two impaired loans, for less than the full amount, from a single borrower. This resulted in the partial recapture of the specific allowance against these loans and a charge-off of the remaining uncollected loan balance. Management believes the allowance is adequate at June 30, 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Results of Operations, Continued

Noninterest  Income.  Noninterest  income  increased  $112,357  during the three months  ended  June 30,  1999  compared  to the same  period in 1998.  This increase was primarily due to a recovery of previously expensed organizational costs related to the Highlands County Bank charter application of $109,609. TCB and the organizers withdrew their application for the new bank in early 1999 but recovered certain previously expensed organizational costs from local organizers who assumed the application. Service charges and fees increased to $12,005 in 1999 from $9,257 or 30% due primarily to increased deposits during the 1999 period.

Noninterest Expense. Noninterest expense increased $36,877 or 14.8% to $285,535 for the three months ended June 30, 1999 from $248,658 for the three months ended June 30, 1998. Salaries and occupancy expenses increased in 1999 as a result of additional personnel and additional office facilities.

Income Tax Provision (Benefit). The income tax provision for the three months ended June 30, 1999 was $49,500 (an effective rate of 37.7%) compared to an income tax benefit of $53,500 (an effective rate of 32.5%) for the three months ended June 30, 1998.

        Comparison of the Six-Month Periods Ended June 30, 1999 and 1998

General. Net loss for the six months ended June 30, 1999 was $44,392, or $.09 per basic and diluted share compared to a net loss for the six months ended June 30, 1998 of $220,932 or $.48 per basic and diluted share. Net loss for the 1999 period included a $109,609 recovery of previously expensed organizational costs and a $131,000 credit for loan losses due to the settlement of two impaired loans to a single borrower. At June 30, 1999 or 1998, the Bank had not achieved the asset size to operate profitably from operations.

Interest Income. Interest income increased $218,330 or 51.3% to $644,248 for the six months ended June 30, 1999 from $425,918 for the six months ended June 30, 1998. Interest income earned on loans increased $215,713 or 75.0% from $287,439 for the six months ended June 30, 1998 to $503,152 during the six months ended June 30, 1999. The increase was due to an increase in the average loan portfolio of $6.3 million or 94.0% for the six months ended June 30, 1999 compared to the same period in 1998, partially offset by a decrease in the average yield earned from 8.60% in 1998 to 7.77% in 1999.

Interest Expense.  Interest expense increased  $151,215 or 63.8% to $388,137 for the six months ended June 30, 1999 from $236,922 for the six months ended June 30, 1998. This increase was due to an increase in average interest-bearing liabilities outstanding of $7.0 million or 75.2% during the six months ended June 30, 1999 when compared to the same period in 1998, partially offset by a decrease in the average rate paid from 5.10% in 1998 to 4.77% in 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


Results of Operations, Continued

(Credit)  Provision for Loan Losses.  The (credit)  provision for loan losses is
     (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. The credit for loan losses for the six months ended June 30, 1999 was $131,000 and the allowance for loan losses was $556,458 at June 30, 1999. The credit for loan losses resulted from a settlement of two impaired loans for less than the full amount. This resulted in the partial recapture of the allowance against these loans and a charge-off of the remaining loan balance. Management believes the allowance is adequate at June 30, 1999.

Noninterest Income. Noninterest income increased $114,184 during the six months ended June 30, 1999 compared to the same period in 1998. This increase was primarily due to a recovery of previously expensed organizational costs related to the Highlands County Bank charter application of $109,609. TCB and the organizers withdrew their application for the new bank in early 1999 but recovered certain previously expensed organizational costs from local organizers who assumed the application. Service charges and fees increased to $23,346 from $18,771 in the 1998 period. The increase was due primarily to increased deposits during the 1999 period compared to the 1998 period.

Noninterest Expense. Noninterest expense increased $114,259 or 24.0% to $591,158 for the six months ended June 30, 1999 from $476,899 for the six months ended June 30, 1998. Salaries and occupancy expenses increased in 1999 as a result of additional personnel and additional office facilities.

Income Tax Benefit. The income tax benefit for the six months ended June 30, 1999 was $26,700 (an effective rate of 37.6%) compared to $103,200 (an effective rate of 31.8%) for the six months ended June 30, 1998.

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

TCB has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. TCB has completed its awareness, assessment, renovation, validation and implemention phases. At the present time, TCB has substantially completed its testing phase. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual bases, TCB has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported results from operations.

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

TCB's contingency plans relative to Year 2000 issues have been finalized. Based on testing results to date (as noted above), TCB's mission critical systems have been deemed to be Year 2000 compliant and, therefore a contingency plan has not been developed with respect to those systems. A Business Resumption Contingency Plan (the "BRCP") has been developed and approved by the Board of Directors. The BRCP assumes power outages and telephone disruptions. TCB is currently in the process of testing and validating the BRCP. It is anticipated that TCB's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly TCB will maintain higher liquidity levels.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. TCB's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. TCB has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on TCB's net interest income and capital, while adjusting TCB's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact TCB's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in TCB's market risk exposure since December 31, 1998.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

There are no material pending legal proceedings to which The Commercial Bancorp, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 1999, 7,900 shares were issued to holders of warrants at a purchase price of $10.00 per share.

Proceeds were used for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of The Commercial Bancorp, Inc. was held on April 20, 1999, to consider the election of three directors each for a term of three years and the ratification of the appointment of TCB's independent auditors for the year ending December 31, 1999. At the Annual Meeting, incumbent Directors Gary G. Campbell and Richard R. Dwyer were reelected along with new Director Clarence W. Singletary. Mr. Singletary has been a director of the Bank since 1997. The terms of Directors James R. Peacock, James F. McCollum, Larry A. Kent and H. Fredrick Keiber continued after the Annual Meeting.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

At the Annual Meeting, 278,878 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal I.

The election of three directors, each for a term of three years:

                           For          Withheld        Against
                           ---          --------        -------

Gary G. Campbell         269,708           -             9,170
                         =======        ========         =====

Richard R. Dwyer         276,528           -             2,350
                         =======        ========         =====

Clarence W. Singletary   273,278           -             5,600
                         =======        ========         =====

Proposal II:

To ratify the appointment of TCB's independent auditors for the year ending December 31, 1999.

                           For          Withheld        Against
                           ---          --------        -------

                         273,227          4,301          1,350
                         =======        ========         =====

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from TCB's Registration Statement on Form SB-2 under the Securities Act of 1933 for TCB, as effective with the Securities and Exchange Commission on April 28, 1997, Registration No. 333-19201 (referred to as "Registration Statement"). The exhibits which are denominated by a double asterisk (**) where filed with TCB's 1998 Form 10-KSB. The exhibit numbers correspond to the exhibit numbers in the referenced documents.

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


(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended June 30, 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    THE COMMERCIAL BANCORP, INC.
                                                    (Registrant)





Date:          , 1999                   By:      /s/Gary G. Campbell
---------------------                            -------------------------------
                                                    Gary G. Campbell, President
                                                    and
                                                    Chief Executive Officer




Date:          , 1999                   By:      /s/Harvey E. Buckmaster
---------------------                            -------------------------------
                                                    Harvey E. Buckmaster,
                                                    Chief Financial Officer