Form 10QSB
period 1999-09-30
COMMERCIAL BANCORP INC /FL/
filed 1999-11-12
CIK 1024743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the
---- Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               ---------    ------------
Commission file number 333-19201

                          THE COMMERCIAL BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                   59-3396236
        -------                                   ----------
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

YES  X    NO

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;



Common stock, par value $.01 per share                 475,091 shares
--------------------------------------       -------------------------------
               (class)                      Outstanding at September 30, 1999


--------------------------------------------------------------------------------

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX

Part I. Financial Information

   Item 1. Financial Statements                                                                              Page

     Condensed Consolidated Balance Sheets -
       At September 30, 1999 (unaudited) and At December 31, 1998...............................................2

     Condensed Consolidated Statements of Operations -
       Three and Nine Months ended September 30, 1999 and 1998 (unaudited)......................................3

     Condensed Consolidated Statement of Stockholders' Equity -
       Nine Months ended September 30, 1999 (unaudited).........................................................4

     Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1999 and 1998 (unaudited)................................................5

     Notes to Condensed Consolidated Financial Statements (unaudited).........................................6-8

   Item 2. Management's Discussion and Analysis or Plan
     of Operations...........................................................................................9-12

Part II. Other Information

   Item 1.  Legal Proceedings..................................................................................13

   Item 2.  Changes in Securities and Use of Proceeds..........................................................13

   Item 6.  Exhibits and Reports on Form 8-K...................................................................13

SIGNATURES.....................................................................................................14

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                     At
                                                                                     ----------------------------------
                                                                                     September 30,         December 31,
                                                                                     -------------         ------------
    Assets                                                                                1999                 1998
    ------                                                                                ----                 ----
                                                                                        (unaudited)

Cash and due from banks.........................................................       $    699,772            689,903
Federal funds sold  ............................................................          1,320,452          4,258,602
                                                                                         ----------         ----------

            Total cash and cash equivalents.....................................          2,020,224          4,948,505

Securities available for sale...................................................          5,190,524          3,302,486
Loans, net of allowance for loan losses of $326,871
    in 1999 and $760,000 in 1998................................................         14,165,464         11,563,373
Premises and equipment, net.....................................................            542,953            838,931
Accrued interest receivable.....................................................            118,632             89,527
Restricted security, Federal Home Loan Bank stock, at cost......................             64,500             50,000
Deferred tax asset  ............................................................            831,011            824,981
Other assets        ............................................................             52,246             58,003
                                                                                         ----------         ----------
            Total assets........................................................       $ 22,985,554         21,675,806
                                                                                         ==========         ==========
    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits.........................................          1,108,692            904,585
    Savings and NOW deposits....................................................          4,656,897          5,068,758
    Money-market deposits.......................................................            322,215            329,293
    Time deposits   ............................................................         12,385,620         10,482,545
                                                                                         ----------         ----------

            Total deposits......................................................         18,473,424         16,785,181

    Advance from Federal Home Loan Bank.........................................          1,000,000          1,000,000
    Other borrowings............................................................             -                 364,749
    Official checks ............................................................             78,489            127,342
    Other liabilities...........................................................             85,645            141,642
                                                                                         ----------         ----------

            Total liabilities...................................................         19,637,558         18,418,914
                                                                                         ----------         ----------
Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized,
        475,091 and 464,791 shares issued and outstanding.......................              4,751              4,648
    Additional paid-in capital..................................................          4,731,439          4,628,542
    Accumulated deficit.........................................................         (1,372,033)        (1,370,803)
    Accumulated other comprehensive income (loss)...............................            (16,161)            (5,495)
                                                                                         ----------         ----------

            Total stockholders' equity..........................................          3,347,996          3,256,892
                                                                                         ----------         ----------
            Total liabilities and stockholders' equity..........................       $ 22,985,554         21,675,806
                                                                                         ==========         ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


                 Condensed Consolidated Statements of Operations



                                                                         Three Months Ended          Nine Months Ended
                                                                           September 30,                 September 30,
                                                                         ------------------          -----------------
                                                                          1999          1998          1999           1998
                                                                          ----          ----          ----           ----
                                                                          (unaudited)                   (unaudited)
Interest income:
    Loans   .....................................................      $ 277,258       211,856        780,410       499,295
    Securities available for sale................................         49,643        51,158        117,448        82,638
    Other interest-earning assets................................         32,419        24,842        105,710       131,841
                                                                        --------      --------     ----------       -------

            Total interest income................................        359,320       287,856      1,003,568       713,774
                                                                        --------      --------     ----------       -------
Interest expense:
    Deposits.....................................................        198,278       180,280        548,589       415,410
    Other   .....................................................         12,267         7,566         50,093         9,358
                                                                        --------      --------     ----------       -------

            Total interest expense...............................        210,545       187,846        598,682       424,768
                                                                        --------      --------     ----------       -------
            Net interest income..................................        148,775       100,010        404,886       289,006

(Credit) provision for loan losses...............................       (150,000)      190,000       (281,000)      245,000
                                                                        --------      --------     ----------       -------

            Net interest income (expense) after
              (credit) provision for loan losses.................        298,775       (89,990)       685,886        44,006
                                                                        --------      --------     ----------       -------
Noninterest income:
    Service charges and fees.....................................         17,578        17,407         40,924        36,178
    Recovery of organizational expenses..........................         -            -              109,609        -
                                                                        --------      --------     ----------       -------

            Total noninterest income.............................         17,578        17,407        150,533        36,178
                                                                        --------      --------     ----------       -------
Noninterest expense:
    Salaries and employee benefits...............................        104,692       154,141        414,744       367,187
    Occupancy expense............................................         68,806        65,356        182,178       153,787
    Professional fees............................................         15,920        21,403         70,421        37,599
    Advertising..................................................         11,192        17,498         19,570        66,698
    Other   .....................................................         46,581        61,853        151,436       171,879
                                                                        --------      --------     ----------       -------

            Total noninterest expense............................        247,191       320,251        838,349       797,150
                                                                        --------      --------     ----------       -------
Earnings (loss) before income tax provision (benefit)............         69,162      (392,834)        (1,930)     (716,966)

            Income tax provision (benefit).......................         26,000      (134,900)          (700)     (238,100)
                                                                        --------      --------     ----------       -------
Net earnings (loss)..............................................      $  43,162      (257,934)        (1,230)     (478,866)
                                                                         =======       =======       ========       =======

Earnings (loss) per share, basic and diluted.....................      $     .09          (.55)          (.00)         (1.03)
                                                                         =======       =======       ========       =======

Weighted-average number of shares outstanding
    for basic and diluted........................................        475,083       464,791        470,640       464,791
                                                                         =======       =======       ========       =======

     Dividends per share.........................................      $   -            -              -             -
                                                                         =======       =======       ========       =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 1999


                                                                                                   Accumulated
                                                                                                      Other
                                                                       Additional                     Compre-          Total
                                                            Common      Paid-In       Accumulated    hensive       Stockholders'
                                                            Stock       Capital       Deficit         Income           Equity
                                                            -----       -------       -------         ------           ------

Balance at December 31, 1998.........................      $ 4,648      4,628,542      (1,370,803)     (5,495)       3,256,892
                                                                                                                     ---------

Comprehensive income (loss):
     Net loss (unaudited)............................        -             -               (1,230)      -               (1,230)

     Net change in unrealized loss on
         securities available for sale,
         net of tax benefit of $5,330
         (unaudited).................................        -             -               -          (10,666)         (10,666)
                                                                                                                     ---------

Comprehensive income (loss) (unaudited)..............                                                                  (11,896)
                                                                                                                     ---------

Issuance of 10,300 shares of common
     stock upon exercise of 10,300
     warrants (unaudited)............................          103        102,897          -            -              103,000
                                                            ------     ----------    ------------   ---------        ---------

Balance at September 30, 1999 (unaudited)............      $ 4,751      4,731,439      (1,372,033)    (16,161)       3,347,996
                                                             =====      =========       =========      ======        =========
























See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


                 Condensed Consolidated Statements of Cash Flows

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                             ---------------------
                                                                                             1999             1998
                                                                                             ----             ----
                                                                                                 (unaudited)
Cash flows from operating activities:
    Net loss........................................................................      $   (1,230)        (478,866)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation................................................................          71,694           38,737
        (Credit) provision for loan losses..........................................        (281,000)         245,000
        Credit for deferred income taxes............................................            (700)        (238,100)
        Net amortization of fees, costs, premiums and discounts.....................          65,954           29,619
        Increase in accrued interest receivable and other assets....................         (23,348)        (173,718)
        (Decrease) increase in accrued interest payable and
          other liabilities.........................................................         (55,997)         258,769
                                                                                         -----------     ------------

        Net cash used in operating activities.......................................        (224,627)        (318,559)
                                                                                          ----------     ------------

Cash flows from investing activities:
    Purchases of securities available for sale......................................      (3,237,218)      (6,187,015)
    Principal repayments on securities available for sale...........................       1,294,855        1,620,973
    Net increase in loans...........................................................      (2,348,716)      (6,125,541)
    Purchases of premises and equipment.............................................         (69,100)        (382,940)
    Net proceeds from sale of premises and equipment................................         293,384          -
    Purchase of Federal Home Loan Bank stock........................................         (14,500)         -
                                                                                         -----------       ----------

        Net cash used in investing activities.......................................      (4,081,295)     (11,074,523)
                                                                                           ---------       ----------

Cash flows from financing activities:
    Net (decrease) increase in demand, savings, NOW and
        money-market deposits.......................................................        (214,832)       2,737,440
    Net increase in time deposits...................................................       1,903,075        9,171,591
    Net decrease in other borrowings................................................        (364,749)          -
    Net (decrease) increase in official checks......................................         (48,853)         119,335
    Proceeds from issuance of common stock upon exercise
        of warrants.................................................................         103,000           -
                                                                                          ----------       -----------

        Net cash provided by financing activities...................................       1,377,641       12,028,366
                                                                                           ---------       ----------

Net (decrease) increase in cash and cash equivalents................................      (2,928,281)         635,284

Cash and cash equivalents at beginning of period....................................       4,948,505        2,465,817
                                                                                           ---------      -----------

Cash and cash equivalents at end of period..........................................    $  2,020,224        3,101,101
                                                                                           =========      ===========

Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
        Interest....................................................................   $     595,663          399,329
                                                                                         ===========     ============

        Income taxes................................................................$          -               -
                                                                                      ==============     ============

    Noncash transactions-
        Accumulated other comprehensive  income (loss), net change in unrealized
          (loss) gain on securities available for sale,
          net of tax................................................................   $     (10,666)          10,388
                                                                                         ===========     ============


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


        Notes to Condensed Consolidated Financial Statements (unaudited)


(1) General Description and Basis of Presentation. The Commercial Bancorp, Inc. (the "Holding Company") was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of The Commercial Bank of Volusia County (the "Bank") (together, "TCB"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides community banking services to businesses and individuals in Volusia County, Florida.

        In the opinion of the management of TCB, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The results of operations and other data for the three and nine months ended September 30, 1999, are not necessarily indicative of results that may be expected for the year ending December 31, 1999.

        The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. The following summarizes the collateral dependent amounts of impaired loans:

                                                                                                     At
                                                                                      ----------------------------------
                                                                                      September 30,         December 31,
                                                                                          1999                 1998
                                                                                          ----                 ----
           Loans identified as impaired:
                 Gross loans with no related allowance for loan losses             $      -                     -
                 Gross loans with related allowance for loan losses recorded              -                 1,199,025
                 Less: Allowances on these loans                                          -                  (599,512)
                                                                                      ----------             --------

           Net investment in impaired loans                                         $     -                   599,513
                                                                                      ==========            =========

        The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                        September 30,              September 30,
                                                                        -------------              -------------
                                                                      1999           1998         1999          1998
                                                                      ----           ----         ----          ----

           Average net investment in impaired loans...............  $ 298,638      507,684      465,791      169,228
                                                                      =======      =======      =======      =======
           Interest income recognized on impaired loans...........  $     -         14,185      -              44,366
                                                                      =======      =======      =======      =======
           Interest income received on impaired loans.............  $     -          -          -             21,689
                                                                      =======      =======      =======      =======

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(2) Loan Impairment and Loan Losses, Continued.
        The activity in the allowance for loan losses was as follows:

                                                                       Three Months Ended         Nine Months Ended
                                                                          September 30,             September 30,
                                                                          -------------             -------------
                                                                      1999            1998         1999        1998
                                                                      ----            ----         ----        ----

           Balance at beginning of period........................   $ 556,458       90,000      760,000       35,000
           (Credit) provision for loan losses....................    (150,000)     190,000     (281,000)     245,000
           Loan charge-offs, net of recoveries...................     (79,587)      -          (152,129)       -
                                                                     --------  -----------      -------      -------

           Balance at end of period..............................   $ 326,871      280,000      326,871      280,000
                                                                      =======      =======      =======      =======

(3)     Earnings  (Loss) Per Share  ("EPS").  Basic EPS has been computed on the
        basis  of  the  weighted-average   number  of  shares  of  common  stock
        outstanding. TCB=s common stock equivalents are not dilutive.

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


   Notes to Condensed Consolidated Financial Statements (unaudited), Continued


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

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 1999, that TCB meets all capital adequacy requirements to which it is subject.

           As of September 30, 1999, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and ratios are also presented in the table (dollars in thousands).

                                                                                                    To Be Well
                                                                         Minimum                  Capitalized Under
                                                                       For Capital                  Prompt Corrective
                                                Actual               Adequacy Purposes:           Action Provisions:
                                       -----------------------      -----------------------     -----------------------
                                       Amount            %          Amount           %          Amount            %
                                       ------            -          ------           -          ------            -
     At September 30, 1999:
         Total capital (to Risk-
         Weighted Assets)...........  $ 2,733            17.6%   $ 1,241             8.0%   $ 1,552              10.0%
         Tier I Capital (to Risk-
         Weighted Assets)...........    2,537            16.3        621             4.0         931              6.0
         Tier I Capital
         (to Average Assets)........    2,537            12.0        846             4.0       1,058              5.0

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


                  Item 2. Management's Discussion and Analysis
                              or Plan of Operations

       Comparison of September 30, 1999 (Unaudited) and December 31, 1998


General
     The Commercial Bancorp, Inc. (the "Holding Company") was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of The Commercial Bank of Volusia County (the "Bank") (together, "TCB"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides community banking services to businesses and individuals in Volusia County, Florida.

New Bank Charter
     TCB along with a group of local organizers made application to the State of Florida for a bank charter in Highlands County, Florida. Management planned to raise the capital for the new bank from a public offering of TCB=s common stock. In early 1999, TCB and the organizers withdrew their application and management terminated its planned public offering. The application was assumed by the local organizers and others, as a result TCB was able to recover some of the organizational expenses which had been previously expensed. This amount is included in noninterest income in the nine months ended September 30, 1999. In addition, TCB sold property and equipment which had been purchased for the proposed Highlands County Bank, to the local organizers.

Liquidity and Capital Resources
     TCB's primary source of cash during the nine months ended September 30, 1999 was from net deposit inflows of $1.7 million and principal repayments on securities of $1.3 million. Cash was used primarily for loan originations net of repayments of $2.3 million and to purchase securities of $3.2 million. At September 30, 1999, TCB had unfunded lines of credit of approximately $1.5 million. At September 30, 1999, TCB exceeded its regulatory liquidity requirements.

     The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                      Nine Months                      Nine Months
                                                                         Ended          Year Ended        Ended
                                                                     September 30,      December 31,   September 30,
                                                                         1999              1998           1998
                                                                     -------------      ------------   -------------
        Average equity as a percentage
           of average assets.......................................     15.48%            22.51%         26.46%

        Total equity to total assets at end of period..............     14.57%            15.03%         20.46%

        Return on average assets (1)...............................      (.01%)           (6.35%)        (4.12%)

        Return on average equity (1)...............................      (.04%)          (28.23%)       (15.57%)

        Noninterest expense to average assets (1)..................      3.98%             7.32%          6.86%

        Nonperforming loans and foreclosed real estate
           as a percentage of total assets at end of period........      1.04%             5.53%           NIL

        Allowance for loan losses as a percentage of
           total loans at end of period............................      2.25%             6.17%          2.79%


        (1)  Annualized for the nine months ended September 30, 1999 and 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


                  Item 2. Management's Discussion and Analysis
                        or Plan of Operations, Continued

Results of Operations

     Comparison of the Three-Month Periods Ended September 30, 1999 and 1998

   General. Net earnings for the three months ended September 30, 1999 was $43,162, or $.09 per basic and diluted share compared to a net loss for the three months ended September 30, 1998 of $257,934, or $.55 per basic and diluted share. Net earnings for the 1999 period included a $150,000 credit for loan losses due to a recovery resulting from the settlement of two impaired loans to a single borrower. Without this credit TCB would have reported a loss for the period. During the three months ended September 30, 1999, TCB had not achieved the asset size to operate profitably from operations.

   Interest Income. Interest income increased $71,464 or 24.8% to $359,320 for the three months ended September 30, 1999 from $287,856 for the three months ended September 30, 1998. Interest income earned on loans increased $65,402 or 30.9% to $277,258 for the three months ended September 30, 1999 from $211,856 during the three months ended September 30, 1998. The increase was due to an increase in the average loan portfolio of $4.5 million or 48.5% for the three months ended September 30, 1999 compared to the same period in 1998, partially offset by a decrease in the average yield earned from 9.08% in 1998 to 7.99% in 1999.

   Interest Expense. Interest expense increased $22,699 or 12.1% to $210,545 for the three months ended September 30, 1999 from $187,846 for the three months ended September 30, 1998. This increase was due to an increase in average interest-bearing liabilities outstanding of $3.4 million or 23.9% during the three months ended September 30, 1999 when compared to the same period in 1998, partially offset by a decrease in the average rate paid from 5.29% in 1998 to 4.77% in 1999.

   (Credit) Provision for Loan Losses. The (credit) provision for loan losses is
      (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. The credit for loan losses for the three months ended September 30, 1999 was $150,000 and the allowance for loan losses was $326,871 at September 30, 1999. The credit for loan losses resulted from a settlement of two impaired loans from a single borrower. This resulted in the partial recapture of the loan loss allowance against these loans. Management believes the allowance is adequate at September 30, 1999.

   Noninterest Income. Noninterest income remained relatively unchanged at $17,578 for the three months ended September 30, 1999 compared to $17,407 for the same period in 1998.

   Noninterest  Expense.  Noninterest  expense  decreased  $73,060  or  22.8% to
      $247,191 for the three months ended September 30, 1999 from $320,251 for the three months ended September 30, 1998. This decrease was mainly the result of a decrease in salaries and employee benefits of $49,449 related to the personnel requirements under the planned new bank charter during the 1998 period which was terminated in early 1999.

   Income Tax Provision (Benefit). The income tax provision for the three months ended September 30, 1999 was $26,000 (an effective rate of 37.6%) compared to an income tax benefit of $134,900 (an effective rate of 34.3%) for the three months ended September 30, 1998.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


                  Item 2. Management's Discussion and Analysis
                        or Plan of Operations, Continued

Results of Operations, Continued

     Comparison of the Nine-Month Periods Ended September 30, 1999 and 1998

   General. Net loss for the nine months ended September 30, 1999 was $1,230, or $.01 per basic and diluted share compared to a net loss for the nine months ended September 30, 1998 of $478,866 or $1.03 per basic and diluted share. Net loss for the 1999 period included a $109,609 recovery of previously expensed organizational costs and a $281,000 credit for loan losses due to the settlement of four impaired loans to two borrowers. During the nine months ended September 30, 1999, TCB had not achieved the asset size to operate profitably from operations.

   Interest Income. Interest income increased $289,794 or 40.6% to $1,003,568 for the nine months ended September 30, 1999 from $713,774 for the nine months ended September 30, 1998. Interest income earned on loans increased $281,115 or 56.3% to $780,410 for the nine months ended September 30, 1999 from $499,295 during the nine months ended September 30, 1998. The increase was due to an increase in the average loan portfolio of $5.7 million or 75.3% for the nine months ended September 30, 1999 compared to the same period in 1998, partially offset by a decrease in the average yield earned from 8.80% in 1998 to 7.84% in 1999.

   Interest Expense. Interest expense increased $173,914 or 40.9% to $598,682 for the nine months ended September 30, 1999 from $424,768 for the nine months ended September 30, 1998. This increase was due to an increase in average interest-bearing liabilities outstanding of $5.8 million or 53.1% during the nine months ended September 30, 1999 compared to the same period in 1998, partially offset by a decrease in the average rate paid from 5.19% in 1998 to 4.78% in 1999.

   (Credit) Provision for Loan Losses. The (credit) provision for loan losses is
      (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. The credit for loan losses for the nine months ended September 30, 1999 was $281,000 and the allowance for loan losses was $326,871 at September 30, 1999. The credit for loan losses resulted from a settlement of four impaired loans for less than the full amount. This resulted in the partial recapture of the allowance against these loans and a charge-off of the remaining loan balances. Management believes the allowance is adequate at September 30, 1999.

   Noninterest Income.  Noninterest income increased to $150,533 during the nine months ended September 30, 1999 compared to $36,178 for the same period in 1998. This increase was primarily due to a recovery of previously expensed organizational costs related to the Highlands County Bank charter application of $109,609. TCB and the organizers withdrew their application for the new bank in early 1999 but recovered certain previously expensed organizational costs from local organizers who assumed the application.

   Noninterest  Expense.  Noninterest  expense  increased  $41,199  or  5.2%  to
      $838,349 for the nine months ended September 30, 1999 from $797,150 for the nine months ended September 30, 1998. The largest increase was in salaries and employee benefits of $47,557.

   Income Tax  Benefit.  The  income  tax  benefit  for the  nine  months  ended
      September 30, 1999 was $700 (an effective rate of 36.3%) compared to $238,100 (an effective rate of 33.2%) for the nine months ended September 30, 1998.

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

TCB has formed a Year 2000 committee that is charged with the oversight of completing the Year 2000 project on a timely basis. TCB has completed its awareness, assessment, renovation, validation, implementation and testing phases. Since it routinely upgrades and purchases technologically advanced software and hardware on a continual bases, TCB has determined that the costs of making modifications to correct any Year 2000 issues will not materially affect reported results from operations.

TCB=s vendors and suppliers have been contacted for written confirmation of their product=s readiness for the Year 2000 compliance. All significant vendors of TCB have provided confirmation that they are Year 2000 compliant. TCB=s main service provider has completed testing of its mission critical application software; the test results, which have been documented and validated, are deemed to be Year 2000 compliant. FFIEC guidance on testing Year 2000 compliance of service providers states that proxy tests are acceptable compliance tests. In proxy testing, the service provider tests with a representative sample of financial institutions that use a particular service, with the results of such testing shared with all similarly situated clients of the service provider. TCB has authorized the acceptance of proxy testing since the proxy tests have been conducted with financial institutions that are similar in type and complexity to its own, using the same version of Year 2000 ready software and the same hardware and operating systems. TCB personnel have also performed Year 2000 testing on their computer databases and software applications and have found them to be Year 2000 ready.

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

Accordingly, management does not believe that TCB has incurred or will incur material costs associated with the Year 2000 issue. Yet, there can be no assurances that all hardware and software that TCB will use will be Year 2000 compliant. Management cannot predict the amount of financial difficulties it may incur due to customers and vendors inability to perform according to their agreements with TCB or the effects that other third parties may cause as a result of this issue. Therefore, there can be no assurance that the failure or delay of others to address the issue or that the costs involved in such process will not have a material adverse effect on TCB=s business, financial condition, and results of operations.

TCB's contingency plans relative to Year 2000 issues have been finalized. Based on testing results, TCB's mission critical systems have been deemed to be Year 2000 compliant and, therefore a contingency plan has not been developed with respect to those systems. A Business Resumption Contingency Plan (the "BRCP") has been developed and approved by the Board of Directors. The BRCP assumes power outages and telephone disruptions. TCB has tested and validated the BRCP. It is anticipated that TCB's deposit customers will have increased demands for cash in the latter part of 1999 and correspondingly TCB will maintain higher liquidity levels.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY



                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which The Commercial Bancorp, Inc. or its subsidiary is a party or to which any of their property is subject.

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended September 30, 1999, 150 shares were issued to holders of warrants at a purchase price of $10.00 per share.

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


(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY


                           PART II. OTHER INFORMATION


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    THE COMMERCIAL BANCORP, INC.
                                                    (Registrant)





Date:       , 1999                      By:  /s/Gary G. Campbell
------------------                           -------------------
                                                Gary G. Campbell, President and
                                                Chief Executive Officer




Date:       , 1999                      By:  /s/Harvey E. Buckmaster
------------------                           -----------------------
                                                Harvey E. Buckmaster,
                                                Chief Financial Officer