Form 10KSB
period 1999-12-31
COMMERCIAL BANCORP INC /FL/
filed 2000-03-27
CIK 1024743

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the  fiscal  year  ended  December  31,  1999:  $1,635,000

The  aggregate  market  value  of the  common  stock of the  Registrant  held by nonaffiliates of the Registrant (362,191 shares) on March 1, 2000 was approximately $3,621,910. As of such date, no organized trading market existed for the common stock of the Registrant. The aggregate market value was computed by reference to recent trading activity of the common stock of the registrant at $10.00 per share. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's Common Stock, as of March 1, 2000: 475,491 shares of $0.01 par value common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of the Company's 2000 Annual Report.  (Part II)

  2. Portions of Proxy Statement for the 2000 Annual Meeting of Shareholders. (Part III)

                                TABLE OF CONTENTS

Consolidated--The Commercial Bancorp,  Inc. and Affiliates

   NOTE: Certain information required by Form 10-KSB is incorporated by reference from the 1999 Annual Report and 2000 Annual Meeting Proxy Statement as indicated below. Only that information expressly incorporated by reference is deemed filed with the Commission.

 PART I                                                              Page Number
                                                                     -----------
 Item 1   Business........................................................  3
 Item 2   Description of Property.........................................  8
 Item 3   Legal Proceedings...............................................  8
 Item 4   Submission of Matters to a Vote of Security Holders.............  8


 PART II

 Item 5   Market for Common Equity and Related Stockholder Matters........  8
 Item 6   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  9(1)
 Item 7   Financial Statements and Supplementary Data.....................  9(1)
 Item 8   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................  9


 PART III

 Item 9   Directors and Executive Officers of the Registrant..............  9(2)
 Item 10  Executive Compensation..........................................  9(2)
 Item 11  Security Ownership of Certain Beneficial Owners and Management.. 10(2)
 Item 12  Certain Relationships and Related Transactions.................. 10(2)
 Item 13  Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K...................................................... 10

--------------------------------------------------------------

(1) These items are incorporated by reference from Registrant's 1999 Annual Report pursuant to instruction E 2. of Form 10-KSB.

(2) The material required by Items 9 through 11 is hereby incorporated by reference from Registrant's definitive proxy statement pursuant to Instruction E 3. of Form 10-KSB.

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

Market Area

The primary service area for TCB-Volusia includes all of Volusia County, Florida. There is a lot of competition among financial institutions in this area. There are 127 commercial banking offices and 5 savings and loan offices within our primary service area. Most of these offices are branches of or are, affiliated with major bank holding companies.

TCB-Volusia is in competition with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have over the years, engaged more and more in providing services that have historically been traditional banking services. Due to the growth of the Volusia County area in general, it is anticipated that competition will increase because of new entrants to the market.

Investments

As of December 31, 1999, federal funds sold comprised approximately 4.1% and securities available for sale comprised approximately 30.1% of TCB's assets. Net loans comprised approximately 55.9% of TCB's assets at December 31, 1999. TCB enters into Federal Funds transactions with its principal correspondent banks, and acts as a seller of such funds.

Loan Portfolio

TCB-Volusia engages in a wide range of lending activities, including the originating and purchasing of commercial, consumer/installment and real estate loans.

Commercial lending is directed principally toward businesses whose demands for funds fall within our legal lending limits and which are potential deposit customers of the bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. Our real estate loans consist of residential and commercial first and second mortgage loans.

Consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures.

Our general policy is not to accrue interest on loans delinquent over ninety days unless fully secured and in the process of collection. It is our policy that the accrued and unpaid interest is reversed against current income and thereafter interest is recognized only to the extent payments are received, while non-accrual loans are restored to accrual basis when interest and principal payments are current and prospects for recovery are no longer in doubt.

The majority of our loans are secured by real estate in Volusia County, Florida, where our main office is located. Accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in market conditions in Volusia County.

Loan Loss Reserves

In determining the adequacy of our allowance for loan losses, management has considered that as of December 31, 1999, 75.3% of outstanding loans are in the commercial loan category, including loans secured by commercial real estate. Commercial loans are generally considered by management as having greater risk than other categories of loans in TCB- Volusia's loan portfolio. However, the majority of these commercial loans were made on a secured basis, with collateral consisting primarily of real estate, accounts receivable, inventory, assignment of mortgages and equipment. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio reduces the risk of loss inherently present in commercial loans.

At December 31, 1999, our consumer loan portfolio consisted primarily of lines of credit and installment loans secured by automobiles, boats and other consumer goods. We believe that the risk associated with these types of loans has been adequately provided for in the loan loss reserve.

Residential real estate mortgage loans constitute 17.9% of outstanding loans at December 31, 1999. These loans are considered by management to have minimal risk due to the fact that these loans represent conventional residential real estate mortgages where the amount of the original loan does not exceed 80% of the appraisal value of the collateral.

Our Board of Directors monitors the loan portfolio monthly in order to enable it to evaluate the adequacy of the allowance for loan losses. In addition to reviews by regulatory agencies and TCB's certified public accountants, the services of outside consultants have been engaged to assist in the evaluation of credit quality and loan administration. These professionals compliment our internal system, which identifies potential problem credits as early as possible, categorizes the credits as to risk and includes a reporting process to monitor the progress of the credits.

The allowance for loan losses represents the cumulative total of monthly provisions for loan losses and specific provisions for impaired loans. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes the collectibility of principal is unlikely. The monthly provision for loan losses is based on management's judgment, after considering known and inherent risks in the portfolio, our past loss experience, adverse situations that may affect the borrower's ability to repay, assumed values of the underlying collateral securing the loans, the current and prospective financial condition of the borrower, and the prevailing and anticipated economic condition of the local market.

Our allowance for loan losses is maintained at a level which we believe is sufficient to absorb all estimated losses in the loan portfolio. The allowance for loan losses is made up of two primary components: (a) amounts allocated to loans based on collateral type and (b) amounts allocated for loans reviewed on an individual basis in accordance with a credit risk grading system.

Deposits

TCB-Volusia offers a wide range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within our market area, obtained through the personal solicitation of our officers and directors, direct mail solicitation and advertisements published in the local media. We pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, we have implemented a service charge fee schedule which is competitive with other financial institutions in our market area, covering such matters as maintenance fees on checking accounts, per item processing fees, returned check charges and the like.

Data Processing

TCB-Volusia has a data processing servicing agreement with Citrus & Chemical Bank, Bartow, Florida. This servicing agreement provides for us with a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file ("CIF") and ATM processing. For this service, we pay a monthly fee based on the type, kind and volume of data processing services provided, priced at a stipulated rate schedule.

Employees

We currently employ 11 full-time persons, including 6 officers, and no part time persons. Employees are hired as needed to meet company-wide needs.

Monetary Policies

The results of our operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money market, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of TCB-Volusia.

Supervision and Regulation

TCB and TCB-Volusia operate in a highly regulated environment. Our business activities, which are governed by statute, regulation and administrative policies, are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

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

Both TCB and TCB-Volusia are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1999, our total risk-based capital and Tier I ratio were 10.6% and 18.3%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 4% "Tier I" capital to total assets (net of goodwill). Tier I capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDICIA required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standards specifying:

    o    maximum classified assets to capital ratios;
    o    minimum earnings sufficient to absorb losses without impairing capital;
    o to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and
    o such other standards relating to asset quality, earnings and valuation as the agency deems appropriate.

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

In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                                              Total Risk -          Tier I Risk -        Tier I
                                                            Based Capital          Based Capital        Leverage
                                                                  Ratio                  Ratio              Ratio
                                                              -------------         ---------------      --------
Well capitalized (1)                                            10%                       6%               5%
Adequately capitalized (1)                                       8%                       4%               4%  (2)
Undercapitalized (3)                                          <  8%                    <  4%            <  4%
Significantly Undercapitalized (3)                            <  6%                    <  3%            <  3%
Critically Undercapitalized                                   -                        -                <  2%
-----------------------------------------

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, restrictions on interstate acquisitions of banks by bank holding companies were repealed, such that TCB and any other bank holding company located in Florida is able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either:

    o    to accelerate the effective date; or
    o to prohibit out-of-state banks from operating interstate branches within its territory,

on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. The Florida Legislature adopted Legislation which permits interstate branching by acquisition but not by de novo branching.

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

ITEM 2. - DESCRIPTION OF PROPERTY

TCB-Volusia commenced business operations on October 14, 1997 in a leased shopping center unit located in the Trails Shopping Center in Ormond Beach, Florida. The facility is a 3,380 square foot unit consisting of a customer lobby, with 3 teller stations, customer lounge, 3 executive offices, operation area, and an employee lounge. TCB's headquarters are also located in this facility.

ITEM 3. - LEGAL PROCEEDINGS

There are no material pending legal proceedings to which TCB or TCB-Volusia is a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer, affiliate or any principal security holder of TCB, or any associate of any of the foregoing is a party.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

During the period covered by this report and to date, there has been no established public trading market for TCB's common stock.

As of March 1, 2000, the approximate number of holders of record of TCB's common stock was 334.

To date, TCB has not paid any dividends on its common stock. It is the present policy of the Board of Directors of TCB to reinvest earnings for such period of time as is necessary to ensure the success of our overall operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.

TCB-Volusia is restricted in its ability to pay dividends to TCB under Florida banking laws and by regulations of the Federal Deposit Insurance Corporation. Pursuant to Section 658.37, Florida Statutes, a state bank may not pay dividends from its capital. All dividends must be paid out of net profits then on hand, after charging off bad debts, depreciation, and other worthless assets. Payment of dividends out of net profits is further limited by Federal regulation which prohibits the payment of dividends if such payment would bring the Bank's capital below required levels.

TCB commenced its initial public offering of common stock on April 28, 1997, which was the effective date of the Securities Act registration statement, File No. 333-19201. The offering is a continuous offering made under Rule 415 whereby TCB offered up to 750,000 shares of common stock for an aggregate of $7,500,000. The minimum offering of 450,000 shares was completed on September 19, 1997, and a closing was held at that time which resulted in TCB obtaining $4,500,000 in total offering proceeds from the Escrow Agent. The offering was still open as of December 31, 1999 and an additional 25,491 shares were sold between September 20, 1997, and December 31, 1999, including 10,700 shares issued pursuant to warrants exercised, resulting in TCB obtaining $254,910 in additional offering proceeds. As of December 31, 1999, TCB had sold a total of 475,491 shares of common stock at $10.00 per share for a total of $4,754,910 in offering proceeds.

From the Effective Date of Registration to and including December 31, 1999, TCB had incurred $14,720 expenses associated with the offering, issuance and distribution of the common stock sold through December 31, 1999. No such expenses were paid to directors, officers or 10% shareholders of TCB, or their affiliates. All such payments were made to others. After deducting the above expenses, TCB received $4,740,190 in net proceeds. Of this amount, TCB purchased 100% of the issued and outstanding shares of The Commercial Bank of Volusia County for $4,250,000 and retained $490,190 for working capital. Included in the above proceeds was $107,000 received as a result of the exercise of 10,700 shares in exchange for outstanding warrants.

ITEM 6. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TCB hereby incorporates by reference the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 19 of the 1999 Annual Report to Shareholders for the year ended December 31, 1999, filed as an Exhibit under Item 13 herein.

ITEM 7. - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TCB hereby incorporates by reference the Independent Auditors' Report and the Consolidated Financial Statements contained in the 1999 Annual Report filed as an Exhibit under Item 13 herein.

ITEM 8. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

 None.

                                    PART III

ITEM 9. - DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

TCB hereby incorporates by reference the sections entitled "Election of Directors" and "Board of Directors Meeting" contained at pages 2 through 3 of the Proxy Statement filed as an Exhibit under Item 13 herein.

ITEM 10. - EXECUTIVE COMPENSATION

TCB  hereby   incorporates   by  reference  the  section   entitled   "Executive
Compensation"  contained at page 5 the Proxy Statement filed as an Exhibit under
Item 13 herein.

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

ITEM 12. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TCB hereby incorporates by reference the section titled "Certain Relationships and Related Transactions" contained at pages 5 through 6 of the Proxy Statement filed as an exhibit under Item 13 herein.

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

Exhibit No.                        Description of Exhibit

   *3.1 Amended and Restated Articles of Incorporation of TCB (Registration Statement)

   *3.2              Bylaws of TCB (Registration Statement)

   *4.1              Specimen Common Stock Certificate (Registration Statement)

   *4.2              Specimen Warrant Certificate (Registration Statement)

   *4.4              Company's Warrant Plan (Registration Statement)

   22.1              TCB's 2000 Annual Meeting Proxy Statement.

   22.2              TCB's 1999 Annual Report

   27.1              Financial Data Schedule

(b) Reports on Form 8-K.    TCB did not file any reports on Form 8-K during the
                            last quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        The Commercial Bancorp,  Inc.


Dated: March 22, 2000                   By: /s/Gary G. Campbell
                                           -------------------------------------
                                           Gary G. Campbell
                                           President and Chief Executive Officer

Dated: March 22, 2000                   By:/s/Harvey E. Buckmaster
                                           -------------------------------------
                                           Harvey E. Buckmaster
                                           Chief Financial Officer and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/Gary G. Campbell                                     March 22, 2000
---------------------------------------------
GARY G. CAMPBELL,  Director,  President & CEO



/s/Richard R. Dwyer                                     March 22, 2000
---------------------------------------------
RICHARD R. DWYER,  Director



/s/Larry A. Kent                                        March 22, 2000
---------------------------------------------
LARRY A. KENT,  Director, Chairman


_____________________________________________           _______________, 2000
JAMES R. PEACOCK,  Director



/s/Clarence W. Singletary                               March 22, 2000
---------------------------------------------
CLARENCE W. SINGLETARY, Director


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
         SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

TCB's 2000 Proxy Statement and 1999 Annual Report are included as Exhibits 22.1 and 22.2 of this filing.