Form 10QSB
period 2000-03-31
COMMERCIAL BANCORP INC /FL/
filed 2000-05-04
CIK 1024743

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------

Commission file number 333-19201
                       ---------

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

           ____________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days:

YES  X    NO
    ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                   487,291 shares
--------------------------------------            ----------------------------
             (class)                              Outstanding at April 7, 2000


Transitional Small Business Format (Check One):  YES        NO   X
                                                    ----       ----

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                           Page

     Condensed Consolidated Balance Sheets -
       At March 31, 2000 (Unaudited) and At December 31, 1999................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three Months ended March 31, 2000 and 1999............................3

     Condensed Consolidated Statement of Changes in Stockholders'
       Equity (Unaudited) -
       Three Months ended March 31, 2000.....................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months ended March 31, 2000 and 1999............................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)......6-7

     Review by Independent Certified Public Accountants......................8

     Report on Review by Independent Certified Public Accountants............9

   Item 2. Management's Discussion and Analysis of Financial Condition

     and Results of Operations...........................................10-11

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.......12

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................12

   Item 6.  Exhibits and Reports on Form 8-K................................12

SIGNATURES..................................................................13



                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                       At
                                                                                          March 31,        December 31,
    Assets                                                                                  2000               1999
                                                                                            ----               ----
                                                                                         (unaudited)

Cash and due from banks.........................................................      $     784,845            766,972
Federal funds sold  ............................................................          1,298,335          1,051,995
                                                                                         ----------         ----------

            Total cash and cash equivalents.....................................          2,083,180          1,818,967

Securities available for sale...................................................         11,154,604          7,897,493
Loans receivable, net of allowance for loan losses of $290,000
    in 2000 and 1999............................................................         14,967,585         14,372,913
Accrued interest receivable.....................................................            172,405            146,202
Premises and equipment, net.....................................................            715,418            519,639
Federal Home Loan Bank stock, at cost...........................................             88,300             64,500
Deferred tax asset  ............................................................            887,111            862,611
Other assets        ............................................................             45,480             49,819
                                                                                         ----------         ----------

            Total assets........................................................       $ 30,114,083         25,732,144
                                                                                         ==========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits.........................................          1,522,582          1,098,188
    Savings and NOW deposits....................................................          5,324,212          4,974,284
    Money-market deposits.......................................................            239,379            226,115
    Time deposits   ............................................................         18,584,164         14,921,394
                                                                                         ----------         ----------

            Total deposits......................................................         25,670,337         21,219,981

    Advance from Federal Home Loan Bank.........................................          1,000,000          1,000,000
    Official checks ............................................................             60,612            112,738
    Accrued interest payable and other liabilities..............................             73,819            103,098
                                                                                         ----------         ----------

            Total liabilities...................................................         26,804,768         22,435,817
                                                                                         ----------         ----------

Stockholders' equity:
    Common stock, $.01 par value; 10,000,000 shares authorized,
        480,991 in 2000 and 475,491 in 1999 shares
        issued and outstanding..................................................              4,810              4,755
    Additional paid-in capital..................................................          4,790,380          4,735,435
    Accumulated deficit.........................................................         (1,384,154)        (1,364,936)
    Accumulated other comprehensive income (loss)...............................           (101,721)           (78,927)
                                                                                         ----------         ----------

            Total stockholders' equity..........................................          3,309,315          3,296,327
                                                                                         ----------         ----------

            Total liabilities and stockholders' equity..........................       $ 30,114,083         25,732,144
                                                                                         ==========         ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       2



                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                                              Three Months Ended
                                                                                                  March 31,

                                                                                               2000            1999
                                                                                               ----            ----
Interest income:
    Loans receivable....................................................................    $ 343,947         242,218
    Securities..........................................................................      157,254          31,420
    Other interest-earning assets.......................................................       12,669          43,177
                                                                                              -------         -------

            Total interest income.......................................................      513,870         316,815
                                                                                              -------         -------

Interest expense:
    Deposits............................................................................      274,821         178,926
    Borrowings..........................................................................       16,693          19,054
                                                                                              -------         -------

            Total interest expense......................................................      291,514         197,980
                                                                                              -------         -------

            Net interest income ........................................................      222,356         118,835

Provision for loan losses...............................................................         -             27,000
                                                                                              -------         -------
            Net interest income after provision for
              loan losses...............................................................      222,356          91,835
                                                                                              -------         -------
Noninterest income-
    Service charges and fees............................................................       17,525          11,341
                                                                                              -------         -------

Noninterest expense:
    Salaries and employee benefits......................................................      130,817         165,716
    Occupancy expense...................................................................       63,316          55,195
    Professional fees...................................................................       18,096          29,181
    Advertising.........................................................................       13,994           1,511
    Data processing.....................................................................       10,789           5,447
    Other...............................................................................       33,687          48,573
                                                                                              -------         -------

            Total noninterest expense...................................................      270,699         305,623
                                                                                              -------         -------

Loss before income tax benefit..........................................................      (30,818)       (202,447)

            Income tax benefit..........................................................      (11,600)        (76,200)
                                                                                              -------         -------

Net loss................................................................................    $ (19,218)       (126,247)
                                                                                              =======         =======

Loss per share, basic and diluted.......................................................    $    (.04)          (.27)
                                                                                              =======         =======

Dividends per share.....................................................................    $    -               -
                                                                                              =======         =======

Weighted-average number of shares outstanding for
    basic and diluted...................................................................      476,491         464,916
                                                                                              =======         =======





See Accompanying Notes to Condensed Consolidated Financial Statements.



                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                  Three Months Ended March 31, 2000 (Unaudited)


                                                                                                     Accumulated
                                                                                                       Other
                                                                                                      Compre-
                                                 Common Stock          Additional                     hensive        Total
                                               -------------------      Paid-In      Accumulated      Income      Stockholders'
                                               Shares        Amount     Capital       Deficit          (Loss)       Equity
                                               ------        ------    -----------   -----------     ----------   -------------

Balance at December 31, 1999..............    475,491      $ 4,755      4,735,435      (1,364,936)    (78,927)       3,296,327
                                                                                                                     ---------

Comprehensive income:
     Net loss (unaudited).................       -             -             -            (19,218)       -             (19,218)

     Net change in unrealized loss on
         securities available for sale,
         net of tax of $12,900
         (unaudited)......................       -             -             -               -        (22,794)         (22,794)
                                                                                                                     ---------

     Comprehensive income (loss)
         (unaudited)......................                                                                             (42,012)
                                                                                                                     ---------

Issuance of 5,500 shares of common
     stock upon exercise of 5,500
     warrants (unaudited).................      5,500           55         54,945            -           -              55,000
                                              -------        -----      ---------       ---------     -------        ---------

Balance at March 31, 2000 (unaudited).....    480,991      $ 4,810      4,790,380      (1,384,154)   (101,721)       3,309,315
                                              =======        =====      =========       =========     =======        =========






















See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       4


                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                              Three Months Ended
                                                                                                     March 31,

                                                                                              2000             1999
                                                                                              ----             ----
Cash flows from operating activities:

    Net loss.........................................................................    $   (19,218)        (126,247)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization................................................         25,446           21,742
        Provision for loan losses....................................................           -              27,000
        Credit for deferred income taxes.............................................        (11,600)         (76,200)
        Net amortization of fees, costs, premiums and discounts......................          6,441           20,904
        (Increase) decrease in accrued interest receivable and
          other assets...............................................................        (21,864)          12,906
        Decrease in official checks, accrued interest
          payable and other liabilities..............................................        (81,405)          (6,368)
                                                                                          ----------        ---------

        Net cash used in operating activities........................................       (102,200)        (126,263)
                                                                                          ----------        ---------

Cash flows from investing activities:

    Purchases of securities available for sale.......................................     (3,461,190)            -
    Principal repayments on securities available for sale............................        161,650          768,061
    Net increase in loans............................................................       (594,378)        (662,480)
    Purchase of premises and equipment...............................................       (221,225)         (12,781)
    Purchase of Federal Home Loan Bank stock.........................................        (23,800)         (14,500)
                                                                                          ----------        ---------

        Net cash (used in) provided by investing activities..........................     (4,138,943)          78,300
                                                                                          ----------        ---------

Cash flows from financing activities:

    Net increase (decrease) in deposits..............................................      4,450,356       (1,580,805)
    Net increase in other borrowings.................................................         -                42,500
    Proceeds from issuance of common stock upon exercise of
        warrants.....................................................................         55,000           22,500
                                                                                          ----------        ---------

        Net cash provided by (used in) financing activities..........................      4,505,356       (1,515,805)
                                                                                          ----------        ---------

Net increase (decrease) in cash and cash equivalents.................................        264,213       (1,563,768)

Cash and cash equivalents at beginning of period.....................................      1,818,967        4,948,505
                                                                                          ----------        ---------

Cash and cash equivalents at end of period...........................................   $  2,083,180        3,384,737
                                                                                          ==========        =========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
        Interest.....................................................................   $    280,570          200,616
                                                                                          ==========        =========

        Income taxes.................................................................   $       -                -
                                                                                          ==========        =========

    Noncash transaction-
        Accumulated other comprehensive income (loss), net change
          in unrealized loss on securities available for sale,
          net of tax.................................................................   $    (22,794)           6,329
                                                                                          ==========        =========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       5

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

        Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) General Description and Basis of Presentation. The Commercial Bancorp, Inc. (the "Holding Company") was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of The Commercial Bank of Volusia County (the "Bank") (together, "TCB"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides a variety of community banking services to businesses and individuals in Volusia County, Florida.

        In the opinion of the management of TCB, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The results of operations and other data for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

        The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:

                                                                      Three Months Ended
                                                                           March 31,

                                                                      2000           1999
                                                                      ----           ----

         Average net investment in impaired loans...............$      -           599,513
                                                                  ===========      =======

         Interest income recognized on impaired loans...........$      -              -
                                                                  ===========      =======

         Interest income received on impaired loans.............$      -              -
                                                                  ===========      =======

        No loans were identified as impaired by TCB at March 31, 2000 or December 31, 1999.

        The activity in the allowance for loan losses was as follows:

                                                         Three Months Ended
                                                             March 31,

                                                         2000           1999
                                                         ----           ----

           Balance at beginning of period............. $ 290,000      760,000
           Provision for loan losses..................      -          27,000
                                                         -------      -------

           Balance at end of period................... $ 290,000      787,000
                                                         =======      =======

(3) Loss Per Share. Basic and diluted loss per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. TCB"s common stock equivalents are not dilutive.
                                                                  (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(4)    Regulatory Matters. The Bank is subject to various regulatory capital requirements administered by various regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on TCB's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

           Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at March 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

           As of March 31, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                    To Be Well
                                                                           Minimum               Capitalized Under
                                                                         For Capital             Prompt Corrective
                                              Actual                 Adequacy Purposes:          Action Provisions:
                                       ---------------------        --------------------        ---------------------
                                       Amount            %          Amount           %          Amount            %
                                       ------          -----        ------         -----        ------          -----
     At March 31, 2000:
         Total capital (to Risk-
         Weighted Assets)...........  $ 2,757           17.2%     $ 1,284           8.0%        $ 1,605         10.0%
         Tier I Capital (to Risk-
         Weighted Assets)...........    2,555           15.9          642           4.0             963          6.0
         Tier I Capital
         (to Average Assets)........    2,555            9.6        1,066           4.0           1,332          5.0

(5) Other Events. In March 2000, TCB purchased a parcel of land for approximately $225,000 in Port Orange, Florida for a future branch site

(6) Year 2000 Issues. TCB's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected TCB's operations nor does management expect that it will.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, TCB's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
The Commercial Bancorp, Inc.
Ormond Beach, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of The Commercial Bancorp, Inc. and Subsidiary ("TCB") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of TCB's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 1, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 11, 2000

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

     Comparison of March 31, 2000 and 1999 (Unaudited) and December 31, 1999

General

     The Holding Company was incorporated on August 15, 1996. The Holding Company owns 100% of the outstanding common stock of the Bank. The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on October 14, 1997, and provides a variety of community banking services to businesses and individuals in Volusia County, Florida.

New Bank Charter and Planned Public Offering

    During 1998, TCB along with a group of local organizers made application to the state of Florida for a bank charter in Highlands County, Florida. Management planned to raise the capital for the new bank from a public offering of TCB's common stock. In early 1999, TCB withdrew their application and the local organizers from Highlands County ("Organizers") elected to continue without TCB. Because of this, management terminated its planned public offering and charged-off $88,986 in prepaid offering expenses during 1998. During 1999, TCB and the Organizers entered into a settlement agreement in which the Organizers paid TCB $402,993 in proceeds, including repayment of debt and for certain premises and equipment and as partial reimbursement of organization expenses.

Liquidity and Capital Resources

     TCB's primary source of cash during the three months ended March 31, 2000 was from a net increase in deposits of $4.5 million. Cash was used primarily to purchase securities available for sale of $3.5 million and to fund loan originations, net of principal repayments of approximately $600,000. At March 31, 2000, TCB had unfunded lines of credit of approximately $1.5 million and approximately $18.4 million in time deposits maturing in one year or less. At March 31, 2000, the Bank exceeded its regulatory liquidity requirements.

   The following table shows selected ratios for the periods ended or at the dates indicated:

                                                                    Three Months                          Three Months
                                                                       Ended          Year Ended              Ended
                                                                     March 31,        December 31,          March 31,
                                                                       2000              1999                  1999
                                                                  ---------------   ---------------        ------------
        Average equity as a percentage
           of average assets......................................         11.99%            14.87%             15.30%

        Total equity to total assets at end of period.............         10.99%            12.81%             15.77%

        Return on average assets (1)..............................         (.28)%              .03%            (2.41)%

        Return on average equity (1)..............................        (2.33)%              .18%           (15.74)%

        Noninterest expense to average assets (1).................          3.94%             4.91%              5.83%

        Nonperforming loans and foreclosed
           real estate as a percentage of total assets
           at end of period.......................................          -   %             -   %              6.42%

        Allowance for loan losses as a percentage of
           total loans at end of period...........................          1.90%             1.98%              6.06%


        (1)  Annualized for the three months ended March 31, 2000 and 1999.

                                       10

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

Results of Operations

       Comparison of the Three-Month Periods Ended March 31, 2000 and 1999

   General. Net loss for the three months ended March 31, 2000 was $19,218, or $.04 per basic and diluted share, compared to a net loss for the three months ended March 31, 1999 of $126,247, or $.27 per basic and diluted share.

   Interest Income. Interest income increased $197,055 or 62.2%, to $513,870 for the three months ended March 31, 2000 from $316,815 for the three months ended March 31, 1999. Interest income earned on loans increased $101,729 or 42.0% to $343,947 in 2000 due to increases in the average loan portfolio balance to $15.2 million for the three months ended March 31, 2000 from $12.1 million for the comparable period in 1999, and in the average yield earned to 9.03% in 2000 from 7.99% in 1999.

   Interest Expense. Interest expense increased $93,534 or 47.2%, to $291,514 for the three months ended March 31, 2000 from $197,980 for the three months ended March 31, 1999. Interest expense on deposits increased $95,895 due to increases in average balance of deposits to $21.2 million for the three months ended March 31, 2000 from $15.3 million for the comparable period in 1999, and in the average cost from 4.67% in 1999 to 5.19% in 2000.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. TCB did not record a provision for loan losses for the three months ended March 31, 2000 and the allowance for loan losses was $290,000 at March 31, 2000. Management believes the allowance is adequate at March 31, 2000.

   Noninterest  Expense.  Noninterest  expense  decreased  $34,924  or  11.4% to
      $270,699 for the three months ended March 31, 2000 compared to $305,623 for the three months ended March 31, 1999. This decrease was mainly due to the expenses relating to the Highlands County new bank charter withdrawn during 1999. Salaries and employee benefits was the largest noninterest expense, decreasing to $130,817 from $165,716 in the 1999 period.

   Income Tax  Benefit.  The income tax benefit for the three months ended March
      31, 2000 was $11,600 (an effective rate of 37.6%) compared to $76,200 (an effective rate of 37.6%) for the three months ended March 31, 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. TCB's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. TCB has no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest-rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on TCB's net interest income and capital, while adjusting TCB's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact TCB's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in TCB's market risk exposure since December 31, 1999.

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

      Exhibit Number                      Description of Exhibit

        *3.1       Amended and Restated  Articles of Incorporation of TCB
        *3.2       By-laws of TCB  (Registration  Statement)
        *4.1       Specimen Common Stock Certificate (Registration Statement)
        *4.2       Specimen Warrant Certificate (Registration Statement)
        *4.4       Company's Warrant Plan  (Registration  Statement)
          27       Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended March 31, 2000.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE COMMERCIAL BANCORP, INC.
                                                 (Registrant)





Date:                     2000               By:  /s/Gary G. Campbell
      ----------------------------               --------------------
                                                 Gary G. Campbell, President and
                                                   Chief Executive Officer

Date:                     2000               By:  /s/Harvey E. Buckmaster
      ----------------------------               ------------------------
                                                 Harvey E. Buckmaster,
                                                   Chief Financial Officer