Form 10QSB
period 2000-06-30
COMMERCIAL BANCORP INC /FL/
filed 2000-08-02
CIK 1024743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934

For the quarterly period ended June 30, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from _________ to ___________


Commission file number 333-19201
                       ---------

                          THE COMMERCIAL BANCORP, INC.
                          ----------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                   59-3396236
------------------------------                                    ----------
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

YES  X    NO
    ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                       490,971 shares
--------------------------------------              ----------------------------
              (class)                               Outstanding at July 18, 2000


Transitional Small Business Format (Check One):  YES    NO  X
                                                    ----  ----

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       At June 30, 2000 (Unaudited) and At December 31, 1999...................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Six Months ended June 30, 2000 and 1999.....................3-4

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       (Unaudited) - Six Months ended June 30, 2000............................5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months ended June 30, 2000 and 1999.................................6

     Notes to Condensed Consolidated Financial Statements (Unaudited)........7-8

     Review by Independent Certified Public Accountants........................9

     Report on Review by Independent Certified Public Accountants.............10

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................11-14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................15

   Item 4.  Submission of Matters to a Vote of Security Holders...............15

   Item 6.  Exhibits and Reports on Form 8-K..................................15

SIGNATURES....................................................................16



                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                               At
                                                                             June 30,        December 31,
    Assets                                                                    2000               1999
                                                                              ----               ----
                                                                           (unaudited)

Cash and due from banks................................................ $     480,685            766,972
Federal funds sold  ...................................................       764,912          1,051,995
                                                                           ----------         ----------

            Total cash and cash equivalents............................     1,245,597          1,818,967

Securities available for sale..........................................    11,958,347          7,897,493
Loans receivable, net of allowance for loan losses of $290,000
    in 2000 and 1999...................................................    16,042,856         14,372,913
Accrued interest receivable............................................       220,857            146,202
Premises and equipment, net............................................       695,651            519,639
Federal Home Loan Bank stock, at cost..................................        88,300             64,500
Deferred tax asset  ...................................................       860,861            862,611
Other assets    .......................................................        30,740             49,819
                                                                           ----------         ----------

            Total assets...............................................  $ 31,143,209         25,732,144
                                                                           ==========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits................................     1,400,653          1,098,188
    Savings and NOW deposits...........................................     5,509,116          4,974,284
    Money-market deposits..............................................       243,600            226,115
    Time deposits   ...................................................    19,523,870         14,921,394
                                                                           ----------         ----------

            Total deposits.............................................    26,677,239         21,219,981

    Advance from Federal Home Loan Bank................................        -               1,000,000
    Federal funds purchased............................................       700,000             -
    Official checks ...................................................       236,808            112,738
    Accrued interest payable and other liabilities.....................        74,305            103,098
                                                                           ----------         ----------

            Total liabilities..........................................    27,688,352         22,435,817
                                                                           ----------         ----------

Stockholders' equity:
    Common stock    ...................................................         4,910              4,755
    Additional paid-in capital.........................................     4,890,080          4,735,435
    Accumulated deficit................................................    (1,334,672)        (1,364,936)
    Accumulated other comprehensive income (loss)......................      (105,461)           (78,927)
                                                                           ----------         ----------

            Total stockholders' equity.................................     3,454,857          3,296,327
                                                                           ----------         ----------

            Total liabilities and stockholders' equity.................  $ 31,143,209         25,732,144
                                                                           ==========         ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.



                                       THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                               Condensed Consolidated Statements of Operations (Unaudited)

                                                                      Three Months Ended          Six Months Ended
                                                                           June 30,                   June 30,
                                                                ---------------------------   -----------------------
                                                                  2000            1999           2000          1999
                                                                  ----            ----           ----          ----
Interest income:
    Loans receivable........................................    $ 382,872        260,934         726,819      503,152
    Securities..............................................      214,795         36,385         372,049       67,805
    Other interest-earning assets...........................       17,690         30,114          30,359       73,291
                                                                  -------        -------       ---------     --------

            Total interest income...........................      615,357        327,433       1,129,227      644,248
                                                                  -------        -------       ---------      -------

Interest expense:
    Deposits................................................      343,948        171,385         618,769      350,311
    Borrowings..............................................       12,281         18,772          28,974       37,826
                                                                  -------        -------       ---------      -------

            Total interest expense..........................      356,229        190,157         647,743      388,137
                                                                  -------        -------       ---------      -------

            Net interest income.............................      259,128        137,276         481,484      256,111

Credit for loan losses......................................         -          (158,000)           -        (131,000)
                                                                  -------        -------       ---------      -------
            Net interest income after
              credit for loan losses........................      259,128        295,276         481,484      387,111
                                                                  -------        -------       ---------      -------
Noninterest income:
    Service charges and fees................................       20,907         12,005          38,432       23,346
    Recovery of organizational expenses.....................         -           109,609            -         109,609
                                                                  -------        -------       ---------      -------

            Total noninterest income........................       20,907        121,614          38,432      132,955
                                                                  -------        -------       ---------      -------

Noninterest expense:
    Salaries and employee benefits..........................      130,959        144,336         261,776      310,052
    Occupancy expense.......................................       63,274         58,177         126,590      113,372
    Professional fees.......................................        7,064         25,320          25,160       54,501
    Advertising.............................................        8,422          6,867          22,416        8,378
    Data processing.........................................       11,219          9,854          22,008       15,604
    Other   ................................................       39,371         40,981          73,058       89,251
                                                                  -------        -------       ---------      -------

            Total noninterest expense.......................      260,309        285,535         531,008      591,158
                                                                  -------        -------       ---------      -------
Earnings (loss) before income taxes
    (benefit) and extraordinary item........................       19,726        131,355         (11,092)     (71,092)

            Income taxes (benefit)..........................        7,430         49,500          (4,170)     (26,700)
                                                                  -------        -------       ---------      -------

Earnings (loss) before extraordinary item...................       12,296         81,855          (6,922)     (44,392)

Extraordinary item - gain on extinguishment
    of debt, net of taxes of $20,920........................       37,186           -             37,186         -
                                                                  -------        -------       ---------      ------

Net earnings (loss).........................................   $   49,482         81,855          30,264      (44,392)
                                                                  =======        =======       =========      =======

                                                                                                               (continued)


                                       THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                         Condensed Consolidated Statements of Operations (Unaudited), Continued

                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                     June 30,
                                                          ------------------------------ ----------------------
                                                              2000            1999           2000          1999
                                                              ----            ----           ----          ----

Net earnings (loss) per share - basic and diluted:

    Earnings (loss) from continuing operations.......          .02             .17           (.02)         (.09)

    Extraordinary gain from extinguishment
        of debt, net of tax..........................          .08              -             .08            -
                                                           -------         -------        -------        -------

            Net earnings (loss) per share -
              basic and diluted......................  $       .10             .17            .06          (.09)
                                                           =======         =======        =======        =======

Weighted-average number of shares outstanding
    for basic and diluted............................      489,565         471,822        483,039        468,369
                                                           =======         =======        =======        =======

Dividends per share..................................  $      -               -              -              -
                                                           =======         =======        =======        =======













See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       4



                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                         Six Months Ended June 30, 2000

                                                                                                     Accumulated
                                                                                                       Other
                                                                                                      Compre-
                                                                       Additional                     hensive          Total
                                                  Common Stock           Paid-In       Accumulated     Income       Stockholders'
                                              Shares        Amount       Capital         Deficit       (Loss)         Equity
                                              ------        ------       -------         -------       ------         ------

Balance at December 31, 1999..............    475,491      $ 4,755      4,735,435      (1,364,936)    (78,927)       3,296,327
                                                                                                                     ---------

Comprehensive income:
     Net earnings (unaudited).............       -             -             -             30,264         -             30,264

     Net change in unrealized loss on
         securities available for sale,
         net of tax of $15,000
         (unaudited)......................       -             -             -               -        (26,534)         (26,534)
                                                                                                                     ---------

     Comprehensive income

         (unaudited)......................                                                                               3,730
                                                                                                                     ---------

Issuance of 15,480 shares of common
     stock upon exercise of 15,480
     warrants (unaudited).................     15,480          155        154,645            -            -            154,800
                                              -------        -----      ---------       ---------     -------        ---------

Balance at June 30, 2000 (unaudited)......    490,971      $ 4,910      4,890,080      (1,334,672)   (105,461)       3,454,857
                                              =======        =====      =========       =========     =======        =========













See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       5



                                       THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                               Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                             2000             1999
                                                                                             ----             ----
Cash flows from operating activities:
    Net earnings (loss).............................................................    $    30,264           (44,392)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization...............................................         53,075            44,229
        Credit for loan losses......................................................           -             (131,000)
        Provision (credit) for deferred income taxes................................         16,750           (26,700)
        Net amortization of fees, costs, premiums and discounts.....................          4,348            35,686
        Net increase in accrued interest receivable and other assets................        (55,576)          (10,187)
        Net increase (decrease) in official checks, accrued
          interest payable by other liabilities.....................................         95,277           (18,375)
                                                                                         ----------        ----------

        Net cash provided by (used in) operating activities.........................        144,138          (150,739)
                                                                                         ----------        ----------

Cash flows from investing activities:
    Purchases of securities available for sale......................................     (4,457,441)       (1,518,438)
    Principal repayments on securities available for sale...........................        344,779         1,066,638
    Net increase in loans...........................................................     (1,664,017)       (1,122,936)
    Purchases of premises and equipment.............................................       (229,087)          (23,505)
    Purchase of Federal Home Loan Bank stock........................................        (23,800)          (14,500)
    Proceeds from sale of premises and equipment....................................           -              293,384
                                                                                         ----------        ----------

        Net cash used in investing activities.......................................     (6,029,566)       (1,319,357)
                                                                                         ----------        ----------

Cash flows from financing activities:
    Net increase (decrease) in deposits.............................................      5,457,258        (1,199,523)
    Net gain upon extinguishment of debt............................................        (37,186)             -
    Cash paid upon extinguishment of debt...........................................       (962,814)             -
    Net increase (decrease) in other borrowings.....................................        700,000          (364,749)
    Proceeds from issuance of common stock upon exercise
        of warrants.................................................................        154,800           101,500
                                                                                         ----------        ----------

        Net cash provided by (used in) financing activities.........................      5,312,058        (1,462,772)
                                                                                         ----------        ----------

Net decrease in cash and cash equivalents...........................................       (573,370)       (2,932,868)

Cash and cash equivalents at beginning of period....................................      1,818,967         4,948,505
                                                                                         ----------        ----------

Cash and cash equivalents at end of period..........................................    $ 1,245,597         2,015,637
                                                                                         ==========        ==========

Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
        Interest....................................................................   $    640,598           392,445
                                                                                         ==========        ==========

        Income taxes................................................................   $       -                 -
                                                                                         ==========        ==========

    Noncash transaction -
        Accumulated other comprehensive income, net change in
          unrealized loss on securities available for sale, net of tax..............   $    (26,534)           (9,075)
                                                                                         ==========        ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       6

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

        In the opinion of the management of TCB, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. The results of operations and other data for the three and six months ended June 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

        The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:


                                                           Six Months Ended
                                                                June 30,
                                                          2000           1999
                                                          ----           ----

     Average net investment in impaired loans........$      -         549,367
                                                       =========      =======

     Interest income recognized on impaired loans....$      -            -
                                                       =========      =======

     Interest income received on impaired loans......$      -            -
                                                       =========      =======


        No loans were identified as impaired by TCB at June 30, 2000 or December 31, 1999.

        The activity in the allowance for loan losses was as follows:

                                                                       Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                    -----------------------      ---------------------
                                                                      2000          1999           2000         1999
                                                                      ----          ----           ----         ----

           Balance at beginning of period.......................    $ 290,000      787,000        290,000     760,000
           Credit for loan losses...............................         -        (158,000)          -       (131,000)
           Loan charge-offs.....................................         -         (72,542)          -        (72,542)
                                                                      -------      -------        -------     -------

           Balance at end of period.............................    $ 290,000      556,458        290,000     556,458
                                                                      =======      =======        =======     =======

                                                                                                            (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(3) Earnings (Loss) Per Share. Basic and diluted earnings loss per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. TCB"s common stock equivalents are not dilutive.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

        As of June 30, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                   To Be Well
                                                                            Minimum             Capitalized Under
                                                                          For Capital           Prompt Corrective
                                              Actual                  Adequacy Purposes:        Action Provisions:
                                       ----------------------       ----------------------     --------------------
                                       Amount            %          Amount           %          Amount           %
                                       ------           ---         ------          ---         ------          ---
     At June 30, 2000:
         Total capital (to Risk-
         Weighted Assets)...........  $ 2,855           17.0%     $ 1,342           8.0%        $ 1,677        10.0%
         Tier I Capital (to Risk-
         Weighted Assets)...........    2,644           15.8          671           4.0           1,006         6.0
         Tier I Capital
         (to Average Assets)........    2,644            8.8        1,202           4.0           1,503         5.0

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, TCB's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
The Commercial Bancorp, Inc.
Ormond Beach, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of The Commercial Bancorp, Inc. and Subsidiary ("TCB") as of June 30, 2000, the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in stockholders equity for the six-month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of TCB's management.

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

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
July 17, 2000

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 2000 and December 31, 1999

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

Liquidity and Capital Resources
     TCB's primary source of cash during the six months ended June 30, 2000 was from a net increase in deposits of $5.5 million. Cash was used primarily to purchase securities available for sale of $1.7 million and to fund loan originations, net of principal repayments of approximately $4.5 million. At June 30, 2000, TCB had unfunded lines of credit of approximately $1.5 million and approximately $19.4 million in time deposits maturing in one year or less. At June 30, 2000, the Bank exceeded its regulatory liquidity requirements.

   The following table shows selected statistics for the periods ended or at the dates indicated:

                                                                        Six Months                            Six Months
                                                                          Ended            Year Ended           Ended
                                                                         June 30,         December 31,         June 30,
                                                                           2000               1999               1999
                                                                      ---------------    ---------------      ----------

        Average equity as a percentage
           of average assets......................................         11.64%            14.87%             15.70%
        Total equity to total assets at end of period.............         11.09%            12.81%             16.41%

        Return on average assets (1)..............................           .21%              .03%             (.43)%

        Return on average equity (1)..............................          1.79%              .18%            (2.75)%

        Noninterest expense to average assets (1).................          3.67%             4.91%              5.75%

        Nonperforming loans and foreclosed
           real estate as a percentage of total assets
           at end of period.......................................          -   %             -   %              3.32%

        Allowance for loan losses as a percentage of
           total loans at end of period...........................          1.78%             1.98%              4.16%


        (1)  Annualized for the six months ended June 30, 2000 and 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations

       Comparison of the Three-Month Periods Ended June 30, 2000 and 1999

   General. Net earnings for the three months ended June 30, 2000 was $49,482, or $.10 per basic and diluted share compared to $81,855, or $.17 per basic and diluted share for the three months ended June 30, 1999. Net earnings for the 2000 period included an extraordinary gain on extinguishment of debt of $37,186 or $.08 per basic and diluted share. Net earnings, excluding this gain, were $12,296 or $.02 per basic and diluted share for the six months ended June 30, 2000. Net earnings for the 1999 period included a $109,609 recovery of previously expensed organizational costs related to the Highlands County Bank charter application and a $158,000 credit for loan losses due to the settlement of two impaired loans to a single borrower. Without these recoveries TCB would have reported a loss for the 1999 period.

   Interest Income. Interest income increased $287,924 or 87.9% to $615,357 for the three months ended June 30, 2000 from $327,433 for the three months ended June 30, 1999. Interest income earned on loans increased $121,938 or 46.7% from $260,934 for the three months ended June 30, 1999 to $382,872 during the three months ended June 30, 2000. The increase was due to increases in the average loan portfolio of $2.1 million or 15.2% for the three months ended June 30, 2000 compared to the same period in 1999 and in the average yield earned from 7.57% in 1999 to 9.65% in 2000. Interest income on securities increased $178,410 to $214,795 for the three months ended June 30, 2000 from $36,385 for the three months ended June 30, 1999. The primary reason for the increase was an increase in the securities portfolio.

   Interest Expense. Interest expense increased $166,072 or 87.3% to $356,229 for the three months ended June 30, 2000 from $190,157 for the three months ended June 30, 1999. This increase was due to increases in average interest-bearing liabilities outstanding of $9.8 million or 61.9% during the three months ended June 30, 2000 compared to the same period in 1999 and in the average rate paid from 4.80% in 1999 to 5.55% in 2000.

   (Credit) Provision for Loan Losses. The (credit) provision for loan losses is
      (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. TCB did not record a provision for loan losses during the three months ended June 30, 2000. The credit for loan losses for the three months ended June 30, 1999 was $158,000. The credit for loan losses resulted from a settlement of two impaired loans, for less than the full amount, from a single borrower. This resulted in the partial recapture of the specific allowance against these loans and a charge-off of the remaining uncollected loan balance. Management believes the allowance for loan losses of $290,000 is adequate at June 30, 2000.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

   Noninterest Income. Noninterest income decreased $100,707 during the three months ended June 30, 2000 compared to the same period in 1999 primarily due to a recovery of previously expensed organizational costs related to the Highlands County Bank charter application of $109,609 during 1999. TCB and the organizers withdrew their application for the new bank in early 1999 but recovered certain previously expensed organizational costs from local organizers who assumed the application.

   Noninterest  Expense.  Noninterest  expense  decreased  $25,226  or  8.8%  to
      $260,309 for the three months ended June 30, 2000 from $285,535 for the three months ended June 30, 1999. This decrease was mainly due to the expenses relating to the Highlands County new bank charter withdrawn during 1999. Salaries and employee benefits was the largest noninterest expense, decreasing from $144,336 in 1999 to $130,959 in 2000.

   Extraordinary Item. During the period ended June 30, 2000, the Company sold a
      $1,000,000 advance from the Federal Home Loan Bank. The extinguishment of the liability resulted in an extraordinary gain of $37,186 (net of income taxes of $20,920).

   Income Tax  Provision.  The income tax  provision  for the three months ended
      June 30, 2000 was $7,430 (an effective rate of 37.7%) compared to an income tax provision of $49,500 (an effective rate of 37.7%) for the three months ended June 30, 1999.

        Comparison of the Six-Month Periods Ended June 30, 2000 and 1999

   General. Net earnings for the six months ended June 30, 2000 was $30,264,  or
      $.06 per basic and diluted share compared to a net loss for the six months ended June 30, 1999 of $44,392 or $.09 per basic and diluted share. Net earnings for the 2000 period included an extraordinary gain on extinguishment of debt of $37,186 or $.08 per basic and diluted share. Net loss, excluding this gain, was $6,922 or $.02 per basic and diluted share for the six months ended June 30, 2000. Net loss for the 1999 period included a $109,609 recovery of previously expensed organizational costs and a $131,000 credit for loan losses due to the settlement of two impaired loans to a single borrower.

   Interest Income. Interest income increased $484,979 or 75.3% to $1,129,227 for the six months ended June 30, 2000 from $644,248 for the six months ended June 30, 1999. Interest income earned on loans increased $223,667 or 44.5% from $503,152 for the six months ended June 30, 1999 to $726,819 during the six months ended June 30, 2000. The increase was due to increases in the average loan portfolio of $2.6 million or 20.1% for the six months ended June 30, 2000 compared to the same period in 1999 and in the average yield earned from 7.77% in 1999 to 9.34% in 2000. Interest income on securities increased $304,244 to $372,049 for the six months ended June 30, 2000 from $67,805 for the six months ended June 30, 1999. The primary reason for the increase was an increase in the securities portfolio.

   Interest Expense. Interest expense increased $259,606 or 66.9% to $647,743 for the six months ended June 30, 2000 from $388,137 for the six months ended June 30, 1999. This increase was due to increases in average interest-bearing liabilities outstanding of $7.8 million or 47.8% during the six months ended June 30, 2000 compared to the same period in 1999 and in the average rate paid from 4.77% in 1999 to 5.39% in 2000.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

Results of Operations, Continued

   (Credit) Provision for Loan Losses. The (credit) provision for loan losses is
      (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. TCB did not record a provision for loan losses for the six months ended June 30, 2000. The credit for loan losses for the six months ended June 30, 1999 was $131,000. The credit for loan losses resulted from a settlement of two impaired loans for less than the full amount. This resulted in the partial recapture of the allowance against these loans and a charge-off of the remaining loan balance. Management believes the allowance for loan losses of $290,000 is adequate at June 30, 2000.

   Noninterest Income. Noninterest income decreased $94,523 during the six months ended June 30, 2000 compared to the same period in 1999 primarily due to a recovery of previously expensed organizational costs related to the Highlands County Bank charter application of $109,609 during 1999. TCB and the organizers withdrew their application for the new bank in early 1999 but recovered certain previously expensed organizational costs from local organizers who assumed the application.

   Noninterest  Expense.  Noninterest  expense  decreased  $60,150  or  10.2% to
      $531,008 for the six months ended June 30, 2000 from $591,158 for the six months ended June 30, 1999. This decrease was mainly due to the expenses relating to the Highlands County new bank charter withdrawn during 1999. Salaries and employee benefits was the largest noninterest expense, decreasing from $310,052 in 1999 to $261,776 in 2000.

   Extraordinary Item. During the period ended June 30, 2000, the Company sold a
      $1,000,000 advance from the Federal Home Loan Bank. The extinguishment of the liability resulted in an extraordinary gain of $37,186 (net of income taxes of $20,920).

   Income Tax Benefit. The income tax benefit for the six months ended June 30, 2000 was $4,170 (an effective rate of 37.6%) compared to $26,700 (an effective rate of 37.6%) for the six months ended June 30, 1999.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of The Commercial Bancorp, Inc. was held on April 18, 2000, to consider the election of one director for a term of three years and the ratification of the appointment of TCB's independent auditors, Hacker, Johnson, Cohen & Grieb PA for the year ending December 31, 2000. At the Annual Meeting, incumbent Director James R. Peacock was reelected. The terms of Directors Gary G. Campbell, Richard R. Dwyer, Clarence W. Singletary and Larry A. Kent continued after the Annual Meeting.

At the Annual Meeting, 278,858 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of one director, for a term of three years:

                                         For            Abstain       Against

       James R. Peacock                 269,340            -           9,518
                                        =======         =======        =====

   Proposal II:

   To ratify the appointment of TCB's independent auditors, Hacker, Johnson, Cohen & Grieb PA for the year ending December 31, 2000.

                                         For            Abstain       Against

                                        271,808            750         6,300
                                        =======            ===         =====

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended June 30, 2000.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE COMMERCIAL BANCORP, INC.
                                               (Registrant)





Date:           , 2000                      By:  /s/Gary G. Campbell
      ----------------------------              --------------------
                                                   Gary G. Campbell,
                                                   President and
                                                   Chief Executive Officer

Date:           , 2000                      By:  /s/Harvey E. Buckmaster
      ---------------------------               ------------------------
                                                   Harvey E. Buckmaster,
                                                   Chief Financial Officer