Form 10QSB
period 2000-09-30
COMMERCIAL BANCORP INC /FL/
filed 2000-11-13
CIK 1024743

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended September 30, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ---------

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

                               258 North Nova Road
                           Ormond Beach, Florida 32174
                         ------------------------------
                    (Address of Principal Executive Offices)

                                 (904) 672-3003
                          ---------------------------
                (Issuer's Telephone Number, Including Area Code)


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

YES  X    NO
    ---      ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $.01 per share                   490,721 shares
--------------------------------------         ---------------------------------
              (class)                          Outstanding at September 30, 2000


Transitional Small Business Format (Check One):  YES        NO   X
                                                    -------   -------

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page

     Condensed Consolidated Balance Sheets -
       At September 30, 2000 (Unaudited) and At December 31, 1999..............2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months ended September 30, 2000 and 1999...............3-4

     Condensed Consolidated Statement of Changes in Stockholders' Equity
       (Unaudited) - Nine Months ended September 30, 2000......................5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months ended September 30, 2000 and 1999...........................6

     Notes to Condensed Consolidated Financial Statements (Unaudited)........7-8

     Review by Independent Certified Public Accountants........................9

     Report on Review by Independent Certified Public Accountants.............10

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................11-13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.................................................14

   Item 6.  Exhibits and Reports on Form 8-K..................................14

SIGNATURES....................................................................15



                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                                    At
                                                                                       September 30,       December 31,
    Assets                                                                                  2000               1999
                                                                                            ----               ----
                                                                                         (unaudited)

Cash and due from banks.........................................................      $     556,899            766,972
Federal funds sold  ............................................................          2,177,969          1,051,995
                                                                                         ----------         ----------

            Total cash and cash equivalents.....................................          2,734,868          1,818,967

Securities available for sale...................................................          9,889,708          7,897,493
Loans receivable, net of allowance for loan losses of $286,833
    and $290,000 in 2000 and 1999, respectively.................................         18,777,220         14,372,913
Accrued interest receivable.....................................................            191,669            146,202
Premises and equipment, net.....................................................            685,175            519,639
Federal Home Loan Bank stock, at cost...........................................             88,300             64,500
Deferred tax asset  ............................................................            797,791            862,611
Other assets    ................................................................             58,527             49,819
                                                                                         ----------         ----------

            Total assets........................................................       $ 33,223,258         25,732,144
                                                                                         ==========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits.........................................          1,666,579          1,098,188
    Savings and NOW deposits....................................................          6,751,706          4,974,284
    Money-market deposits.......................................................            264,239            226,115
    Time deposits   ............................................................         20,604,025         14,921,394
                                                                                         ----------         ----------

            Total deposits......................................................         29,286,549         21,219,981

    Advance from Federal Home Loan Bank.........................................                -            1,000,000
    Official checks ............................................................            298,907            112,738
    Accrued interest payable and other liabilities..............................             84,949            103,098
                                                                                         ----------         ----------

            Total liabilities...................................................         29,670,405         22,435,817
                                                                                         ----------         -----------

Stockholders' equity:
    Common stock    ............................................................              4,907              4,755
    Additional paid-in capital..................................................          4,887,833          4,735,435
    Accumulated deficit.........................................................         (1,318,934)        (1,364,936)
    Accumulated other comprehensive income (loss)...............................            (20,953)           (78,927)
                                                                                         ----------         ----------

            Total stockholders' equity..........................................          3,552,853          3,296,327
                                                                                         ----------         ----------

            Total liabilities and stockholders' equity..........................       $ 33,223,258         25,732,144
                                                                                         ==========         ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Operations (Unaudited)

                                                                         Three Months Ended          Nine Months Ended
                                                                           September 30,                 September 30,
                                                                   ---------------------------    -------------------------
                                                                          2000           1999          2000           1999
                                                                          ----           ----          ----           ----
Interest income:
    Loans   .....................................................      $ 439,760       277,258      1,166,579       780,410
    Securities available for sale................................        209,858        49,643        581,907       117,448
    Other interest-earning assets................................         23,828        32,419         54,187       105,710
                                                                        --------       -------      ---------     ---------

            Total interest income................................        673,446       359,320      1,802,673     1,003,568
                                                                        --------       -------      ---------     ---------

Interest expense:
    Deposits.....................................................        404,797       198,278      1,023,566       548,589
    Other   .....................................................          2,155        12,267         31,129        50,093
                                                                        --------       -------      ---------     ---------

            Total interest expense...............................        406,952       210,545      1,054,695       598,682
                                                                        --------       -------      ---------     ---------

            Net interest income..................................        266,494       148,775        747,978       404,886

(Credit) provision for loan losses...............................            -        (150,000)           -        (281,000)
                                                                        --------       -------      ---------     ---------
            Net interest income after (credit)
              provision for loan losses..........................        266,494       298,775        747,978       685,886
                                                                        --------       -------      ---------     ---------
Noninterest income:
    Service charges and fees.....................................         22,431        17,578         60,863        40,924
    Gain on sale of investment...................................          3,280           -            3,280           -
    Recovery of organizational expenses..........................            -             -              -         109,609
                                                                        --------       -------      ---------     ---------

            Total noninterest income.............................         25,711        17,578         64,143       150,533
                                                                        --------       -------      ---------     ---------
Noninterest expense:
    Salaries and employee benefits...............................        132,673       104,692        394,449       414,744
    Occupancy expense............................................         63,928        68,806        190,518       182,178
    Professional fees............................................          8,700        15,920         33,860        70,421
    Advertising..................................................          6,069        11,192         28,485        19,570
    Other   .....................................................         49,627        46,581        144,693       151,436
                                                                        --------       -------      ---------     ---------

            Total noninterest expense............................        260,997       247,191        792,005       838,349
                                                                        --------       -------      ---------     ---------
Earnings (loss) before income tax provision
    (benefit) and extraordinary item.............................         31,208        69,162         20,116        (1,930)

            Income tax provision (benefit).......................         15,470        26,000         11,300          (700)
                                                                        --------       -------      ---------     ---------
Earnings (loss) before extraordinary item........................         15,738        43,162          8,816        (1,230)

Extraordinary item - gain on extinguishment of
    debt, net of taxes of $20,920................................            -             -           37,186           -
                                                                        --------       -------      ---------     ---------
            Net earnings (loss)..................................         15,738        43,162         46,002        (1,230)
                                                                        ========       =======      =========     =========

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

     Condensed Consolidated Statements of Operations (Unaudited), Continued

                                                                           Three Months Ended          Nine Months Ended
                                                                           September 30,                 September 30,
                                                                    --------------------------    -------------------------
                                                                         2000           1999          2000            1999
                                                                         ----           ----          ----            ----
Net earnings (loss) per share - basic and diluted:
    Earnings (loss) from continuing operations...................   $        .03           .09            .01            -

    Extraordinary gain from extinguishment of debt,
        net of tax...............................................              -             -            .08            -
                                                                       ---------     ---------        -------       -------

    Net earnings (loss) per share - basic and
        diluted..................................................            .03           .09            .09            -
                                                                       =========     =========        =======       =======

Weighted-average number of shares outstanding
    for basic and diluted........................................        490,947       475,083        485,723       470,640
                                                                       =========     =========        =======       =======

Dividends per share..............................................   $          -             -              -             -
                                                                       =========     =========        =======       =======


























See Accompanying Notes to Condensed Consolidated Financial Statements.



                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                      Nine Months Ended September 30, 2000

                                                                                                    Accumulated
                                                                                                       Other
                                                                                                      Compre-
                                                  Common Stock         Additional                     hensive        Total
                                               -------------------      Paid-In       Accumulated     Income       Stockholders'
                                               Shares        Amount     Capital       Deficit          (Loss)       Equity
                                               ------        ------   ---------------------------   ----------   ------------
Balance at December 31, 1999..............    475,491      $ 4,755      4,735,435      (1,364,936)    (78,927)       3,296,327
                                                                                                                     ---------

Comprehensive income:
     Net earnings (unaudited).............       -            -              -             46,002        -              46,002

     Net change in unrealized gain on
         securities available for sale,
         net of tax benefit of $32,600
         (unaudited)......................       -            -              -               -         57,974           57,974
                                                                                                                     ---------

     Comprehensive income
         (unaudited)......................                                                                             103,976
                                                                                                                     ---------

Issuance of 15,480 shares of common
     stock upon exercise of 15,480
     warrants (unaudited).................     15,480          155        154,645             -          -             154,800
                                                                                                                     ---------

Repurchase of 250 shares of common
     stock (unaudited)....................       (250)          (3)        (2,247)            -          -              (2,250)
                                              -------     --------      ---------       ----------    -------        ---------

Balance at September 30, 2000
     (unaudited)..........................    490,721      $ 4,907      4,887,833       (1,318,934)   (20,953)       3,552,853
                                              =======     ========      =========       ==========    =======        =========














See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       5


                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                              2000            1999
                                                                                              ----            ----
Cash flows from operating activities:
    Net earnings (loss).............................................................     $    46,002           (1,230)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation................................................................          80,803           71,694
        (Credit) provision for loan losses..........................................            -            (281,000)
        Credit for deferred income taxes............................................          32,220             (700)
        Net amortization of fees, costs, premiums and discounts.....................          (4,658)          65,954
        Increase in accrued interest receivable and other assets....................         (54,175)         (23,348)
        Increase (decrease) in official checks, accrued interest
          payable and other liabilities.............................................         168,020         (104,850)
        Net gain upon extinguishment of debt........................................         (37,186)            -
                                                                                          ----------        ---------

        Net cash provided by (used in) operating activities.........................         231,026         (273,480)
                                                                                          ----------        ---------
Cash flows from investing activities:
    Purchases of securities available for sale......................................      (4,457,441)      (3,237,218)
    Principal repayments on securities available for sale...........................       2,545,141        1,294,855
    Net increase in loans...........................................................      (4,388,990)      (2,348,716)
    Purchases of premises and equipment.............................................        (246,339)         (69,100)
    Net proceeds from sale of premises and equipment................................            -             293,384
    Purchase of Federal Home Loan Bank stock........................................         (23,800)         (14,500)
                                                                                          ----------        ---------
        Net cash used in investing activities.......................................      (6,571,429)      (4,081,295)
                                                                                          ----------        ---------

Cash flows from financing activities:
    Net increase in deposits........................................................       8,066,568        1,688,243
    Net decrease in other borrowings................................................            -            (364,749)
    Cash paid upon extinguishment of debt...........................................        (962,814)            -
    Cash paid to repurchase common stock............................................          (2,250)            -
    Proceeds from issuance of common stock upon exercise
        of warrants.................................................................         154,800          103,000
                                                                                          ----------        ---------
        Net cash provided by financing activities...................................       7,256,304        1,426,494
                                                                                          ----------        ---------
Net increase (decrease) in cash and cash equivalents................................         915,901       (2,928,281)

Cash and cash equivalents at beginning of period....................................       1,818,967        4,948,505
                                                                                          ----------        ---------
Cash and cash equivalents at end of period..........................................     $ 2,734,868        2,020,224
                                                                                          ==========        =========
Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
        Interest....................................................................     $ 1,177,597          595,663
                                                                                          ==========        =========
        Income taxes................................................................     $      -                -
                                                                                          ==========        =========
    Noncash transactions-
        Accumulated other comprehensive income (loss), net change
          in unrealized loss on securities available for sale,
          net of tax................................................................     $    57,974          (10,666)
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

        In the opinion of the management of TCB, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of results that may be expected for the year ending December 31, 2000.

        The condensed consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. The average net investment in impaired loans and interest income recognized and received on impaired loans is as follows:

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                   -----------------------    -----------------------
                                                                        2000       1999           2000        1999
                                                                        ----       ----           ----        ----

           Average net investment in impaired loans............... $     -         298,638         -         465,791
                                                                     ========      =======     ========      ========
           Interest income recognized on impaired loans........... $     -            -            -            -
                                                                     ========      =======     ========      ========
           Interest income received on impaired loans............. $     -            -            -            -
                                                                     ========      =======     ========      ========

        No loans were identified as impaired by TCB at September 30, 2000 or December 31, 1999.

        The activity in the allowance for loan losses was as follows:

                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,               September 30,
                                                                 -------------------------    -----------------------
                                                                      2000         1999         2000         1999
                                                                      ----         ----         ----         ----

           Balance at beginning of period........................   $ 290,000      556,458      290,000      760,000
           (Credit) provision for loan losses....................        -        (150,000)        -        (281,000)
           Loan charge-offs, net of recoveries...................      (3,167)     (79,587)      (3,167)    (152,129)
                                                                      -------      -------     --------     --------

           Balance at end of period..............................   $ 286,833      326,871      286,833      326,871
                                                                      =======      =======     ========     ========

                                                                     (continued)

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

(3) Earnings (Loss) Per Share. Basic and diluted earnings (loss) per share are the same and have been computed on the basis of the weighted-average number of shares of common stock outstanding. TCB"s common stock equivalents are not dilutive.

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, at September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

        As of September 30, 2000, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                          To Be Well
                                                                                 Minimum           Capitalized Under
                                                                             For Capital           Prompt Corrective
                                             Actual                    Adequacy Purposes:          Action Provisions:
                                       ---------------------     -----------------------    -------------------------
                                       Amount            %          Amount           %          Amount            %
                                       ------          -----        ------         -----        ------          -----
     At September 30, 2000:
         Total capital (to Risk-
         Weighted Assets)...........  $ 2,926           15.4%     $ 1,518           8.0%        $ 1,898          10.0%
         Tier I Capital (to Risk-
         Weighted Assets)...........    2,688           14.2          759           4.0           1,139           6.0
         Tier I Capital
         (to Average Assets)........    2,688            8.4        1,280           4.0           1,600           5.0

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

               Review by Independent Certified Public Accountants

Hacker, Johnson & Smith PA, TCB's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
The Commercial Bancorp, Inc.
Ormond Beach, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of The Commercial Bancorp, Inc. and Subsidiary ("TCB") as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the TCB's management.

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

HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 20, 2000

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 2000 and December 31, 1999

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

Liquidity and Capital Resources

     TCB's primary source of cash during the nine months ended September 30, 2000 was from a net increase in deposits of $8.1 million. Cash was used primarily to purchase securities available for sale of $4.5 million and to fund loan originations, net of principal repayments of approximately $4.4 million. At September 30, 2000, TCB had unfunded lines of credit of approximately $1.4 million and approximately $20.4 million in time deposits maturing in one year or less. At September 30, 2000, the Bank exceeded its regulatory liquidity requirements.

   The following table shows selected statistics for the periods ended or at the dates indicated:

                                                                     Nine Months                           Nine Months
                                                                           Ended         Year Ended              Ended
                                                                   September 30,       December 31,      September 30,
                                                                            2000               1999               1999
                                                                  ---------------   ---------------   ----------------
        Average equity as a percentage
           of average assets......................................         11.34%            14.87%             15.48%

        Total equity to total assets at end of period.............         10.69%            12.81%             14.57%

        Return on average assets (1)..............................           .20%              .03%             (.01)%

        Return on average equity (1)..............................          1.79%              .18%             (.04)%

        Noninterest expense to average assets (1).................          3.50%             4.91%              3.98%

        Nonperforming loans and foreclosed
           real estate as a percentage of total assets
           at end of period.......................................           .05%              -  %              1.04%

        Allowance for loan losses as a percentage of
           total loans at end of period...........................          1.50%             1.98%              2.25%

        (1)  Annualized for the nine months ended September 30, 2000 and 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

Results of Operations

     Comparison of the Three-Month Periods Ended September 30, 2000 and 1999

   General. Net earnings for the three months ended September 30, 2000 was $15,738, or $.03 per basic and diluted share compared to net earnings for the three months ended September 30, 1999 of $43,162, or $.09 per basic and diluted share. Net earnings for the 1999 period included a $150,000 credit for loan losses due to a recovery resulting from the settlement of two impaired loans to a single borrower. Without this credit TCB would have reported a loss for the period.

   Interest Income. Interest income increased $314,126 or 87.4% to $673,446 for the three months ended September 30, 2000 from $359,320 for the three months ended September 30, 1999. Interest income earned on loans increased $162,502 or 58.6% to $439,760 for the three months ended September 30, 2000 from $277,258 during the three months ended September 30, 1999. The increase was due to an increase in the average loan portfolio of $3.9 million or 28.2% for the three months ended September 30, 2000 compared to the same period in 1999 and an increase in the average yield earned from 7.99% in 1999 to 9.89% in 2000.

   Interest Expense. Interest expense increased $196,407 or 93.3% to $406,952 for the three months ended September 30, 2000 from $210,545 for the three months ended September 30, 1999. This increase was due to an increase in average interest-bearing liabilities outstanding of $9.8 million or 55.9% during the three months ended September 30, 2000 when compared to the same period in 1999 and an increase in the average rate paid from 4.77% in 1999 to 5.93% in 2000.

   (Credit) Provision for Loan Losses. The (credit) provision for loan losses is
      (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. The credit for loan losses for the three months ended September 30, 1999 was $150,000 and the allowance for loan losses was $326,871 at September 30, 1999. The credit for loan losses resulted from a settlement of two impaired loans from a single borrower. This resulted in the partial recapture of the loan loss allowance against these loans. Management believes the allowance is adequate at September 30, 2000.

   Noninterest Income. Noninterest income remained relatively unchanged at $25,711 for the three months ended September 30, 2000 compared to $17,578 for the same period in 1999.

   Noninterest  Expense.  Noninterest  expense  increased  $13,806  or  5.6%  to
      $260,997 for the three months ended September 30, 2000 from $247,191 for the three months ended September 30, 1999. This increase was mainly the result of a increase in salaries and employee benefits of $27,981 coupled with slight decreases in professional fees and advertising costs compared to the same period in 1999.

   Income Tax  Provision.  The income tax  provision  for the three months ended
      September 30, 2000 was $15,470 compared to an income tax provision of $26,000 for the three months ended September 30, 1999.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

     Comparison of the Nine-Month Periods Ended September 30, 2000 and 1999

   General. Net income for the nine months ended September 30, 2000 was $46,002, or $.09 per basic and diluted share compared to a net loss for the nine months ended September 30, 1999 of $1,230. Net loss for the 1999 period included a $109,609 recovery of previously expensed organizational costs and a $281,000 credit for loan losses due to the settlement of four impaired loans to two borrowers.

   Interest Income. Interest income increased $799,105 or 79.6% to $1,802,673 for the nine months ended September 30, 2000 from $1,003,568 for the nine months ended September 30, 1999. Interest income earned on loans increased $386,169 or 49.5% to $1,166,579 for the nine months ended September 30, 2000 from $780,410 during the nine months ended September 30, 1999. The increase was due to an increase in the average loan portfolio of $2.9 million or 21.7% for the nine months ended September 30, 2000 compared to the same period in 1999 and an increase in the average yield earned from 7.84% in 1999 to 9.64% in 2000.

   Interest Expense. Interest expense increased $456,013 or 76.2% to $1,054,695 for the nine months ended September 30, 2000 from $598,682 for the nine months ended September 30, 1999. This increase was due to an increase in average interest-bearing liabilities outstanding of $8.5 million or 50.7% during the nine months ended September 30, 2000 compared to the same period in 1999 and an increase in the average rate paid from 4.78% in 1999 to 5.58% in 2000.

   (Credit) Provision for Loan Losses. The (credit) provision for loan losses is
      (credited) charged to earnings to (decrease) increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by TCB, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to TCB's market areas, and other factors related to the collectibility of TCB's loan portfolio. The credit for loan losses for the nine months ended September 30, 1999 was $281,000 and the allowance for loan losses was $326,871 at September 30, 1999. The credit for loan losses resulted from a settlement of four impaired loans for less than the full amount. This resulted in the partial recapture of the allowance against these loans and a charge-off of the remaining loan balances. Management believes the allowance is adequate at September 30, 2000.

   Noninterest Income. Noninterest income decreased to $64,143 during the nine months ended September 30, 2000 compared to $150,533 for the same period in 1999. This decrease was primarily due to a recovery of previously expensed organizational costs related to the Highlands County Bank charter application of $109,609 during the nine months ended September 30, 1999.
      TCB and the organizers withdrew their application for the new bank in early 1999 but recovered certain previously expensed organizational costs from local organizers who assumed the application.

   Noninterest  Expense.  Noninterest  expense  decreased  $46,344  or  5.5%  to
      $792,005 for the nine months ended September 30, 2000 from $838,349 for the nine months ended September 30, 1999. The largest decrease was in salaries and employee benefits of $20,295.

   Income Tax Provision (Benefit). The income tax provision for the nine months ended September 30, 2000 was $11,300 compared to an income tax benefit of $700 for the nine months ended September 30, 1999.

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

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the three months ended September 30, 2000.

                   THE COMMERCIAL BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE COMMERCIAL BANCORP, INC.
                                          (Registrant)

Date:  November   , 2000                  By:  /s/Gary G. Campbell
      ------------------------------           ---------------------------------
                                               Gary G. Campbell, President and
                                                   Chief Executive Officer

Date:  November    , 2000                 By:  /s/Harvey E. Buckmaster
      ------------------------------           ---------------------------------
                                               Harvey E. Buckmaster, Chief
                                                   Financial Officer